Form 10KSB
period 1996-12-31
COMPLETE WELLNESS CENTERS INC
filed 1997-04-15
CIK 1022828

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22115
                            ------------------------

                        COMPLETE WELLNESS CENTERS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     52-1910135
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification Number)
               or organization)

             725 INDEPENDENCE AVENUE, S.E., WASHINGTON, D.C. 20003 (Address of principal executive offices and zip code)

                                 (202) 543-6800
                          (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:  none

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                  Common Stock, $.0001665 par value per share
                   Redeemable Common Stock Purchase Warrants

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1996 were $1,338,085.

     The aggregate market value of all of the voting stock held by non-affiliates outstanding at March 31, 1997, was $4,591,332. The amount was computed by reference to the average bid and asked prices of the Common Stock as of March 31, 1997.

     As of March 31, 1997, 2,044,100 shares of Common Stock were outstanding, and 1,036,776 Redeemable Common Stock Purchase Warrants were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
================================================================================

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I
Item 1        Business..................................................................     1
Item 2        Properties................................................................     4
Item 3        Legal Proceedings.........................................................     4
Item 4        Submission of Matters to a Vote of Security Holders.......................     5

PART II
Item 5        Market for Common Equity and Related Stockholder Matters..................     5
Item 6        Management's Discussion and Analysis......................................     6
Item 7        Financial Statements......................................................    11
Item 8        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..................................    28

PART III
Item 9        Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.......................    28
Item 10       Executive Compensation....................................................    29
Item 11       Security Ownership of Certain Beneficial Owners and Management............    32
Item 12       Certain Relationships and Related Transactions............................    33
Item 13       Exhibits and Reports on Form 8-K..........................................    35

                                     PART I

ITEM 1.  BUSINESS

  (a) GENERAL DEVELOPMENT OF BUSINESS

     Complete Wellness Centers, Inc. (the "Company" or "CWC") was incorporated under the laws of the State of Delaware in November 1994. The Company develops multi-disciplinary medical centers ("Integrated Medical Centers") and furnishes certain support services to such facilities. The Integrated Medical Centers combine, in one practice, at the same location, traditional health care providers, such as physicians and physical therapists, and alternative health care providers, such as chiropractors, acupuncturists and massage therapists. The Company's objective is to become a nationally recognized developer and manager of Integrated Medical Centers. At January 31, 1997, the Company was managing 7 Integrated Medical Centers in the states of Florida, Virginia and Illinois and had 48 agreements with chiropractors to develop and manage 59 Integrated Medical Centers in 11 states.

     The Company develops Integrated Medical Centers generally through affiliations with chiropractors (the "Affiliated Chiropractors") and their existing chiropractic practices. Management endeavors to enter into an agreement with a chiropractor who has an existing chiropractic practice in a convenient location and who is an individual who has demonstrated the entrepreneurial skills to build a practice. The existing practice is used as a base for the development of an Integrated Medical Center. Typically, the Company establishes a new Integrated Medical Center by forming a medical corporation ("Medcorp"), which is a general business corporation wholly-owned by the Company or a professional corporation that is physician-owned, depending upon its interpretation of applicable state law. In some cases, one Medcorp encompasses two or more Integrated Medical Centers. The Affiliated Chiropractor establishes an administration corporation ("Admincorp") which contracts with the Company to provide day-to-day management of the Integrated Medical Center.

     The Company's development strategy is to develop additional Integrated Medical Centers in local or regional groups or clusters. The Company plans to continue to develop Integrated Medical Centers through affiliations with chiropractors and their existing chiropractic practices and intends to begin development of Integrated Medical Centers in connection with strategic alliances with health clubs, corporations, government offices, or other organizations, in which cases the Integrated Medical Centers would be developed in locations such as a health club or office building. The Company regularly explores new opportunities related to integrated medical services and intends to negotiate arrangements with or acquire businesses that provide services ancillary to the provision of integrated medical services, such as services relating to medical diagnostics or billing systems.

     The Company completed an initial public offering ("IPO") of Common Stock and Redeemable Common Stock Purchase Warrants in February 1997. Unless otherwise indicated herein, all share and per share information gives effect to (i) a 180-for-1 split of the Common Stock effected in November 1995, (ii) a 1-for-3 reverse split of the Common Stock effected in November 1996, and (iii) the conversion of 1,350 shares of Series A, 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") into 145,800 shares of Common Stock upon consummation of the IPO.

  (b) NARRATIVE DESCRIPTION OF BUSINESS

     The Company's operating strategy is to (i) provide consumers the opportunity to obtain, and the convenience of obtaining, under the supervision of a medical doctor, complementary traditional and alternative medical treatments in one location, (ii) facilitate the efficient provision of high quality patient care through the use of credentialing standards and standardized protocols, (iii) establish Integrated Medical Centers in local and regional clusters for purposes of obtaining managed care contracts, (iv) assist in marketing the Integrated Medical Centers regionally and nationally on a coordinated basis and furnish them management, marketing, financing and other advice and support, and (v) achieve operating efficiencies and economies of scale through the implementation of an upgraded management information system, the rotation of health care providers among Integrated Medical Centers, increased purchasing power with suppliers, and standardized protocols, administrative systems, and procedures.

     The Company itself is not authorized or qualified to engage in any activity which may be construed or be deemed to constitute the practice of medicine but is an independent supplier of non-medical services only. The physicians and chiropractors are responsible for all aspects of the practice of medicine and chiropractic and the delivery of medical and chiropractic services (subject to certain business guidelines determined in conjunction with the Company), including but not limited to diagnosis, treatment, referrals and therapy. In connection with any managed care contracts it may arrange on behalf of the Integrated Medical Centers, the Company will need to manage the Integrated Medical Centers' utilization of medical services to patients. If under such contracts, the Integrated Medical Centers accept responsibility for the treatment of their patients by specialists or at hospitals, the Company will also need to manage the practitioners' referral patterns with respect to specialty physician and hospital services. The Company would only do so, however, for payment purposes and would not, through such process, interfere with the professional judgment of a medical practitioner or prohibit a practitioner from providing any medical services.

     The objective of the Company's operating strategy is to facilitate the provision of a high level of traditional and alternative medical care to patients in a convenient, cost-effective manner. Key elements of the Company's operating strategy are:

     One Location. The Company seeks to provide consumers the opportunity to obtain, and the convenience of obtaining, under the supervision of a medical doctor, complementary traditional and alternative medical treatments in one location. The Company believes that alternative medicine is growing in popularity, and that supervision of treatment by a medical doctor may alleviate some patient and third party payor concerns.

     Facilitate the Efficient Provision of High Quality Care. All health care services at an Integrated Medical Center are provided by health care practitioners under the supervision of a licensed medical doctor. The Company seeks qualified and reputable medical doctors. The Company further seeks to facilitate the efficient provision of high quality care through the use of credentialing and standardized protocols. Additionally, in many states, only medical doctors are permitted to order certain laboratory and radiological tests. The Company believes that supervision by a medical doctor and a medical doctor's access to more sophisticated diagnostic testing services will enhance the quality of patient care.

     Establish Networks of Integrated Medical Centers to Obtain Managed Care Contracts. A key component of the Company's operating strategy is to attract both health care practitioners and managed care payors. The Company seeks to attract health care practitioners by, among other things, providing them greater access to managed care contracts than they could attain independently and relieving them of certain administrative responsibilities. The Company intends for its local and regional clusters of Integrated Medical Centers to attract managed care contractors by providing single, integrated points of market entry, thereby enabling managed care payors to more efficiently contract for the provision of health care services for patient populations. The Company has recently begun to credential its licensed health care practitioners through a credentialing concern accredited by the National Committee for Quality Assurance, is drafting new and reviewing for improvement its standardized protocols and plans to develop and implement a utilization management program, all for the purpose of attracting managed care contracts.

     Provide Advice and Assistance. Although it has not yet done so, the Company intends to develop and implement advertising and marketing programs for the Integrated Medical Centers primarily at the regional and national levels, utilizing television, radio, and print advertising as well as internal marketing promotions. The name of each Integrated Medical Center includes the words "Complete Wellness Medical Center(SM)." Each Integrated Medical Center displays signage bearing such words, or the words "Complete Wellness Center." The Company's goal is to achieve "brand name" awareness of the Integrated Medical Centers. There is no assurance, however, that the Company will be able to realize this goal. Each Medcorp is required to pay a flat monthly fee to finance the Company's advertising and marketing programs beginning, generally, six months after its Integration Date. This requirement is under review, however, and may be eliminated. An individual Integrated Medical Center may also advertise its services locally, and the Company provides advice in that regard upon request. The Company also agrees to furnish the Integrated Medical Centers management services, financing and other advice and support. By doing so, the Company seeks to relieve providers, to a limited extent, from certain burdens of administering and managing a medical practice.

     Achieve Operating Efficiencies and Economies of Scale. The Company intends to organize its Integrated Medical Centers into regional groups or clusters to utilize employees and serve patients more effectively, to leverage management and other resources, to increase purchasing power with suppliers, and to facilitate the development of networks of affiliated physicians, chiropractors, and other health care practitioners. The Company has rotated some physicians and intends to rotate physicians and other health care practitioners among Integrated Medical Centers. The Company believes that this will reduce the number of practitioners otherwise needed, and thereby help contain salary costs. In addition, the Company has adopted and is looking to improve and develop certain standardized protocols, administrative systems, and procedures. The Company intends to upgrade its management information system.

     The Company plans to continue to develop Integrated Medical Centers primarily by affiliating with chiropractors and their existing chiropractic practices. Management endeavors to enter into agreements with chiropractors who are located in convenient locations, and who have demonstrated the entrepreneurial skills to build a practice. The Company believes that such chiropractors will consider affiliation with Integrated Medical Centers to be attractive because they may have greater access to managed care contracts in the future through the Company and its network of Integrated Medical Centers, will be relieved of certain administrative burdens, and may have the opportunity to increase their practice income. An Integrated Medical Center is usually established at the same location as the existing chiropractic practice, although in some instances it might be established at a new location.

     The Company also plans to develop Integrated Medical Centers in connection with strategic alliances with health clubs, corporations, government offices, or other organizations. In such cases, the Integrated Medical Center would be established at a location (such as a health club or office building) provided, leased or licensed to the Company by the other party to the strategic alliance. The Company would in turn seek to affiliate with a chiropractor who has an existing chiropractic practice located near the Integrated Medical Center. The chiropractor would maintain his or her existing practice at its existing location, but would arrange to see patients at the Integrated Medical Center as well. If the Company were unable to affiliate with a chiropractor with an existing practice located nearby, a chiropractor without an existing practice would be hired to work on site at the Integrated Medical Center.

     Various state and federal laws regulate the relationship between providers of health care services and physicians, and, as a business in the health care industry, the Company is subject to these laws and regulations. The Company is also subject to laws and regulations relating to business corporations in general. Although many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation, the Company believes its operations are in material compliance with applicable laws. Every state imposes licensing requirements on individual physicians and on certain other types of health care providers and facilities. Many states require regulatory approval, including licenses to render care or certificates of need, before establishing certain types of heath care facilities or offering services which entail the acquisition of expensive medical equipment.

     The laws of many states prohibit business corporations from engaging in the practice of medicine, such as through employment arrangements with physicians. These laws vary from state to state and are enforced by the state courts and regulatory authorities with broad discretion. The Company does not employ physicians to practice medicine, does not represent to the public that it offers medical services, and does not control or interfere with the practice of medicine by physicians at the Integrated Medical Centers. The Medcorps are formed as general business corporations wholly-owned by the Company in states (such as Florida and Virginia) in which the Company believes general business corporations are permitted to own medical practices. In other states (such as Illinois), the Medcorps are formed as professional corporations owned by one or more medical doctors licensed to practice medicine under applicable state law.

     The laws of some states (including Illinois) prohibit physicians from splitting professional fees. These statutes are sometimes quite broad and as a result prohibit otherwise legitimate business arrangements. Laws in all states regulate the business of insurance and the operation of health maintenance organizations, or

HMOs. Many states also regulate the establishment and operation of networks of health care providers. There are a number of federal laws prohibiting certain activities and arrangements relating to services or items reimbursable by federal or state funded health care programs. Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Amendments," prohibit the offer, payment, solicitation or receipt of any form of remuneration either in return for the referral of federal or state health care reimbursement program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services covered by such federal or state health care funded programs.

     Federal law and the laws of many states regulate the sale of franchises. Franchise laws require, among other things, that a disclosure document be prepared and given to prospective franchisees. The Company believes that Medcorps formed as business corporations wholly-owned by the Company or by Complete Wellness Centers, L.L.C., a Delaware limited liability company which is managed by the Company, are not subject to such laws. Medcorps formed as physician-owned professional corporations may be subject to them. If such laws are deemed to apply, the Company would be required to prepare and deliver a disclosure document to the physician that owns the professional corporation, who may be an employee of the Company. Although the Company believes that its form of relationship with Medcorps and Admincorps is not the type intended to be covered by such laws, the Company has engaged counsel to advise it in this regard. There can be no assurance that review of the Company's business by regulatory authorities will not result in a determination that could adversely affect the operations of the Company or require structural and organizational modifications of the Company's form of relationship with Integrated Medical Centers that could have an adverse effect on the Company.

     The managed health care industry, including the provider practice management industry, is highly competitive. The Company competes with other companies for physicians and other practitioners of health care services as well as for patients. The Company competes not only with national and regional provider practice management companies, but also with local providers, many of which are trying to combine their own services with those of other providers into integrated delivery networks. Certain of the companies are significantly larger, provide a wider variety of services, have greater financial and other resources, have greater experience furnishing provider practice management services, and have longer established relationships with buyers of these services, than the Company, and provide at least some of the services provided by the Company.

     As of January 31, 1997, the Company had 11 employees and the six operating Medcorps had a total of 30 employees. The Company's 11 employees consisted of eight in finance and administration and three in sales and marketing.

ITEM 2.  PROPERTIES

     The Company does not own any property. The Company's executive and administrative offices are located in approximately 1,800 square feet of office space in Washington, D.C. The Company currently pays $2,200 per month rent, on a month-to-month basis. It also leases approximately 924 square feet of office space in West Palm Beach, Florida. The lease term began in March 1997 and expires in February 1999. The current monthly rental rate is $924. Both facilities are in satisfactory condition and are adequate for the Company's use.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company or its properties is subject. A former employee has raised the possibility of instituting a legal or arbitration proceeding regarding the alleged breach by the Company of an employment agreement with the former employee. The Company believes that it has meritorious defenses against his claims, and if a proceeding is commenced, intends to vigorously defend itself. Management believes that if a legal or arbitration proceeding were instituted and decided against the Company, it would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent in lieu of an annual or special meeting, the security holders of the Company took the following actions effective as of October 18, 1996:

          (a) elected C. Thomas McMillen, James J. McMillen, Robert J. Mrazek, Robert S. Libauer, and E. Eugene Sharer directors of the Company to serve until the annual meeting of stockholders in 1997;

          (b) approved a Plan of Recapitalization pursuant to which (i) the par value of the Company's Common Stock was increased from $.0000555 per share to $.0001665 per share and (ii) each three shares of Common Stock with a par value of $.0000555 per share immediately prior to effectiveness of the Plan were combined into and became one share of Common Stock with a par value of $.0001665 per share;

          (c) voted to amend the Company's Certificate of Incorporation to effectuate the foregoing Plan of Recapitalization; and

          (d) voted to approve two new stock option plans -- the 1996 Stock Option Plan and the 1996 Restricted Stock Option Plan for Health Care Professionals.

     Each measure was approved by the unanimous written consent of the holders of the Company's then outstanding Series A Preferred Stock and by the written consent of the holders of 710,634 shares of the Company's then outstanding 714,967 shares of Common Stock, or 99.4% of such Common Stock holders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) MARKET INFORMATION

     The Company's Common Stock and Redeemable Common Stock Purchase Warrants are traded on the Nasdaq SmallCap Market (Nasdaq SCM).

     The following table states the high and low quotation information by quarter for the Company's Common Stock and Warrants based on actual trading, as reported on Nasdaq SCM.

                                  COMMON STOCK

                             HIGH        LOW
                             -----      -----
1st Quarter, 1997.......     $6.00      $3.25

                                    WARRANTS

                             HIGH        LOW
                             -----      -----
1st Quarter, 1997.......     $1.43      $ .68

  (b) HOLDERS

     As of March 31, 1997, there were 32 holders of record of the Company's Common Stock and 32 holders of record of its Redeemable Common Stock Purchase Warrants.

  (c) DIVIDENDS

     Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. There has been no declaration of dividends to date, and none is expected in the foreseeable future. The Company anticipates that future earnings will be retained to finance future operations and expansion. The payment of dividends is within the discretion of the Board of Directors of the Company and will depend on the Company's earnings, if any, capital requirements, financial condition, and such other factors as are considered to be relevant by the Board of Directors from time to time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     The Company was established in November 1994. From its inception until March 1995 the Company raised funds privately and developed the corporate infrastructure, protocols, policies and procedures required to commence its plan to develop multi-disciplinary medical clinics.

     In March 1995, the Company began implementing the initial stages of its business plan. The Company formed Complete Wellness Centers, L.L.C. ("CWC LLC"), a Delaware limited liability company, as a vehicle for raising capital needed to open Integrated Medical Centers. The Company is the managing member of CWC LLC and has a 1% equity interest. The Company has obtained irrevocable and permanent voting proxies from the holders of a majority of ownership interests in CWC LLC. The Company consolidates the financial statements of CWC LLC in its financial statements.

     Pursuant to an agreement entered into in July 1995, CWC LLC purchased selected assets of a chiropractic practice for the purpose of establishing the Company's first Integrated Medical Center in conjunction with a newly formed, wholly-owned subsidiary of CWC LLC, Complete Wellness Medical Center of Fredericksburg, Inc. ("CWC Fredericksburg"). Operations began at CWC Fredericksburg on September 1, 1995. Revenue earned at CWC Fredericksburg through December 31, 1995 was $22,114 and expenses for that period amounted to $44,232, net of interest income of $86, resulting in a loss from operations of $22,118.

     The Company began pursuing its primary development strategy in early 1996. This strategy involves entering into an agreement with one or more chiropractors and their existing chiropractic practices and Admincorps. The chiropractor or existing chiropractic practice leases the office space and equipment utilized by the existing chiropractic practice to the Company. The chiropractor then incorporates the Admincorp, with which task the Company now assists, and causes the Admincorp to ratify the agreement. In general, the Admincorp assumes responsibility for the daily management functions of the Integrated Medical Centers. The Company agrees to furnish the Admincorp certain services, such as assistance with advertising, other practice development activities, and medical doctor recruitment, to help the Admincorp perform such daily management functions. The Company then forms the Medcorp and enters into a long-term management agreement with the Medcorp to provide certain administrative and management services. In addition, the Company subleases the existing chiropractic practice's office space and equipment to the Medcorp. The Medcorp employs the Affiliated Chiropractor(s) and one or more medical doctors. Depending on the needs of the patient base, the Medcorp may also employ one or more other traditional or alternative health care providers.

     The Company charges the Medcorp management fees for the goods and services it provides the Medcorp. Such fees are generally based on a periodic determination of the fair market value of such goods and services. The Company also subleases the office space and equipment to the Medcorp for estimated fair market value. With respect to Integrated Medical Centers that serve patients covered by any federal or state funded health care program and certain other Integrated Medical Centers, the management fees are pre-set for one year for flat dollar amounts that represent the fair market value of the goods and services the Company directly furnishes the Medcorp and of the services the Company indirectly furnishes the Medcorp through its arrangement with the Admincorp. The Admincorp charges the Company a monthly fee equal to the sum of the management fees and rent that the Company charges the Medcorp, less a specified fixed amount, however, with respect to certain Integrated Medical Centers. In general, the Company charges the Admincorp a collective marketing fee of $200 per month beginning six months after the Integration Date (although this fee is under review and may be eliminated) and a monthly integration fee that is, depending on various factors, 9% to 20% (if the initial term of the agreement is five years) or 10% to 15% (if the initial term of the agreement is ten years) of the sum of (i) the management fee and rent that the Company charges the Medcorp and (ii) the

Medcorp's permissible expenses, until the sum reaches $300,000 to $500,000 in any one year, and 10% of the sum for the remainder of that year. (The "Integration Date" is the date on which a medical doctor first sees a patient for an Integrated Medical Center.) With respect to Integrated Medical Centers that serve patients covered by federal or state funded health care programs and certain other Integrated Medical Centers, the integration fees are instead for flat dollar amounts equal to estimated fair market value, subject to a 15% cap. The Company also may charge certain Admincorps an operations fee of $250 per month, subject in certain cases to delayed or contingent effectiveness. Except for the operations fee, however, the fees are simply accrued, and actual payment of them is not required, unless and until, and then only to the extent, that the Medcorps collect on their accounts receivable in excess of certain permitted expenses, such as payroll expenses. If the agreement with the Admincorp is terminated, the Admincorp is generally entitled to receive from the Company 80% of the accounts receivable then due the Company from the Medcorp, less the balance then due the Company from the Admincorp, subject to the Medcorp collecting on its accounts receivable. In the case of certain Integrated Medical Centers, however, the Admincorp is entitled to a pro rata portion of the Medcorp's accounts receivable as of the date of termination, if and when collected.

     The Company's agreements with Affiliated Chiropractors and entities controlled by them relating to the operation and management of the Integrated Medical Centers are generally for initial terms of five or ten years. They may be renewed in five year increments, up to four times, by mutual consent. An Affiliated Chiropractor may terminate such an agreement if the Company materially breaches it and, if the breach is correctable, the Company fails to cure the breach within ten days after written notification. Agreements with respect to at least four of the seven Integrated Medical Centers under management as of January 31, 1997, are also terminable by the Affiliated Chiropractor if, for example, the combined revenues of the Integrated Medical Center and existing chiropractic practice during the first year after a start-up phase do not exceed 110% of the revenues of the Affiliated Chiropractor's existing chiropractic practice for the one year preceding the date the Affiliated Chiropractor agreed in writing to develop the Integrated Medical Center in conjunction with the Company. The start-up phase is generally three months following the Integration Date. The loss of a substantial number of such agreements, or the loss of a substantial number of Affiliated Chiropractors, would have a material adverse effect on the Company.

     The Company currently plans to use this model for Integrated Medical Centers to be developed pursuant to its expansion strategy, including those in connection with strategic alliances with health clubs, corporations, government offices, or other organizations. In the case of a strategic alliance, however, office space for the Integrated Medical Center would be leased or licensed from the other party to the strategic alliance rather than from the Affiliated Chiropractor or his existing chiropractic practice, and the equipment would be leased or purchased. In this regard, the Company entered into a master license agreement with Bally Total Fitness Corporation in September 1996 to develop Integrated Medical Centers within selected Bally Total Fitness Corporation health clubs throughout the United States. The Company is developing an Integrated Medical Center at a Bally Total Fitness Corporation in White Marsh, Maryland.

     As of January 31, 1997, the Company was managing seven Integrated Medical Centers. The Company ceased operating one Integrated Medical Center and plans to dissolve the related Medcorp after having terminated its agreement with the Affiliated Chiropractor and Admincorp for material breach in late January 1997. The Company anticipates no material adverse financial effect as a result of such termination. Of the remaining seven Integrated Medical Centers, six were developed through CWC LLC prior to July 1996.

     The Company recognizes all revenue and expenses of the Medcorps formed as wholly-owned subsidiaries of the Company or CWC LLC. The financial results of the Medcorp organized as a physician-owned professional corporation are not consolidated in the Company's financial statements. Rather, the Company recognizes only the fees derived by the Company from that Medcorp.

     The Company integrated many of its existing Integrated Medical Centers within a few weeks after the Affiliated Chiropractors entered into agreements with the Company to develop such Integrated Medical Centers. The Company is now taking three to four months to integrate clinics due to the substantial number of agreements it has pending with chiropractors to develop Integrated Medical Centers.

     The cost to the Company to develop an Integrated Medical Center not connected with a strategic alliance has averaged $20,000. This cost has consisted of approximately $10,000 for the purchase of such things as computer software, legal fees, professional credentialing, training, an administrative starter kit and travel, and approximately $10,000 (out of a possible $40,000) in the form of a loan. The loan may be used for items such as professional salaries, computer hardware, signage and insurance. The loans are evidenced by promissory notes, bear interest at the rate of 10% per annum, are secured by the assets of the Medcorps and Admincorps, are guaranteed by the Affiliated Chiropractors pursuant to a separate guaranty, and are payable within five years. The Company believes that the average cost to the Company to develop an Integrated Medical Center in connection with a strategic alliance will be approximately $150,000. These funds are expected to be used for leasehold improvements, equipment, professional salaries, information systems and working capital.

     The Company may from time to time advance additional funds to the Medcorps to fund working capital requirements. If the Company does make such an advance, the advance will bear interest (the current rate being 10% per annum), will be secured by such collateral as the Company deems appropriate, and will be repayable before the expiration of the initial term of the Company's agreement with the Affiliated Chiropractor and the Admincorp.

     The Company intends to develop no fewer than 63 Integrated Medical Centers (including the 59 for which it had agreements with chiropractors as of January 31, 1997) by December 31, 1997, of which one is expected to be developed in connection with a strategic alliance. However, there can be no assurance that the Company will develop the Integrated Medical Centers with respect to which it had agreements with chiropractors as of January 31, 1997, will be able to identify and recruit a sufficient number of additional chiropractors, or that the average cost to the Company to develop Integrated Medical Centers will not be greater than those discussed above.

     The Integrated Medical Centers developed prior to the date of the completion of the IPO were financed by the issuance of the Company's notes, shares of Common Stock, and shares of preferred stock, and by the sale of membership interests in CWC LLC. The Integrated Medical Centers intended to be developed by December 31, 1997 are expected to be financed by a portion of the net proceeds of the IPO.

RESULTS OF OPERATIONS

  Twelve months ended December 31, 1996 compared to twelve months ended December 31, 1995

     Revenue. During the twelve months ended December 31, 1996 and December 31, 1995, the Company had total revenue of $1,338,085 and $22,114, respectively. At December 31, 1995, the Company managed only one Integrated Medical Center, which began operations in September 1995. The increase of $1,315,971 was due primarily to the addition of seven Integrated Medical Centers after September 1995.

     Salary and Consulting Costs. During the twelve months ended December 31, 1996 and December 31, 1995, the Company incurred salary and consulting costs of $733,367 and $93,131, respectively. The increase of $640,236 was due to an increase of $416,376 in costs resulting from the hiring of additional employees, an increase of $11,645 in compensation expense resulting from the grant of stock options the fair market value of which exceeded their exercise price, and an increase of $212,215 resulting from consulting fees in connection with the development of corporate infrastructure and the operation of Integrated Medical Centers.

     Management Fees. During the twelve months ended December 31, 1996 and December 31, 1995, the Company incurred management fees of $468,991 and $29,669, respectively. These are fees that are paid to the Affiliated Chiropractors' management companies for managing the day-to-day operations of the Integrated Medical Centers. The fees are paid when the accounts receivable of the Medcorps are collected by the Medcorps. The increase of $439,322 was due primarily to the addition of seven Integrated Medical Centers after September 1995.

     Rent. During the twelve months ended December 31, 1996 and December 31, 1995, the Company incurred rent expenses of $102,149 and $4,501, respectively. Rent consists of amounts paid for office space and certain equipment by the Company and the Medcorps. Rent for space and equipment for the Integrated Medical Centers is paid when the accounts receivable of the Medcorps are collected by the Medcorps. The increase of $97,648 was due primarily to the addition of seven Integrated Medical Centers after September 1995.

     Advertising and Marketing. During the twelve months ended December 31, 1996 and December 31, 1995, the Company incurred advertising and marketing expenses of $75,907 and $25,821, respectively. The increase of $50,086 was attributable primarily to additional national advertising for marketing and recruitment purposes.

     Bad Debt Expense. During the twelve months ended December 31, 1996 and December 31, 1995 the Company incurred bad debt expense of $301,618 and $5,650, respectively. The increase of $295,968 was due to an increase in reserves for doubtful accounts of $137,772 and an increase in uncollectable accounts written off of $163,846.

     General and Administrative. During the twelve months ended December 31, 1996 and December 31, 1995, the Company incurred general and administrative expenses of $1,025,327 and $247,374, respectively. The increase of $777,953 was due primarily to the addition of seven Integrated Medical Centers after September 1995 and consists of an increase of (i) $135,358 in accounting costs,
(ii) $247,480 in legal costs, (iii) $15,963 in employment agency fees, (iv) $294,152 in various costs, such as automobile, travel and entertainment, telephone, and insurance, and (v) $85,000 in costs attributable to a bridge financing completed in August 1996 (the "Bridge Financing" ) and the IPO.

     Depreciation and Amortization. During the twelve months ended December 31, 1996 and December 31, 1995, the Company incurred depreciation and amortization expense of $36,698 and $6,490, respectively. The increase of $30,208 resulted from the addition of fixed assets, primarily computer equipment, which tend to have depreciable lives of five years or less.

     Net Interest Income (Expense). During the twelve months ended December 31, 1996 and December 31, 1995, the Company had net interest expense of $47,023 and net interest income of $176, respectively. The $47,199 increase in net interest expense was attributable primarily to an increase of $52,010 in interest payable on notes issued in connection with the Bridge Financing, amortization of a loan discount of $3,920, an increase of $2,234 in interest payable on a note issued in connection with the acquisition of assets for use at the first Integrated Medical Center developed by the Company, and offset by an increase of $10,965 in interest income.

SEASONALITY

     The Company believes that the patient volumes at its Integrated Medical Centers are not significantly affected by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced net losses, negative cash flow, a deficit in working capital, and an accumulated deficit each month since its inception. For the years ended December 31, 1996 and December 31, 1995 the Company had incurred a net loss of $990,693 and of $195,889, respectively. At December 31, 1996, the Company had a deficit in working capital of $1,222,437, and an accumulated deficit of $1,187,982. Net cash used in operations for the years ended December 31, 1996 and December 31, 1995 was $1,117,079 and $252,114, respectively.
Negative cash flow for each period was attributable primarily to net losses in each of the periods and increases in accounts receivable net of accounts payable and other current liabilities. For the years ended December 31, 1996 and December 31, 1995, the Company used $194,989 and $38,814, respectively, for purchases of equipment.

     From November 1994 to December 1996 development costs, capital expenditures and working capital needs of the Company have been financed through the issuance of notes, shares of Common Stock, and shares of preferred stock of the Company, and the sale of membership interests in CWC LLC.

     During 1995 the Company issued 1,350 shares of Series A Preferred Stock for $100 per share. Each share of Series A Preferred Stock converted to 108 shares (an aggregate of 145,800 shares) of Common Stock upon the closing of the IPO. The Company raised $135,000 as a result of this issuance. The proceeds were used for working capital and general corporate purposes.

     In November 1995, the Company issued $39,730 in aggregate principal amount of promissory notes and warrants to purchase an aggregate of 13,243 shares of Common Stock at an exercise price of $.003 per share. The warrants are exercisable for a period of five years commencing November 1996. The notes have been repaid or converted into membership interests in CWC LLC.

     During 1995 and 1996, CWC LLC sold an aggregate of $665,000 of Class A Units. The Company acquired 1% of the membership interests of CWC LLC. The net equity of the other investors accounts for the minority interest shown in the Company's consolidated financial statements.

     In connection with the acquisition of assets used to establish CWC Fredericksburg, CWC LLC issued a note in the principal amount of $25,000 that bears interest at the rate of 8% per annum, is payable on July 17, 2000, is secured by the assets of CWC Fredericksburg.

     In August 1996, the Company completed the Bridge Financing pursuant to which it issued (i) an aggregate of $1.1 million principal amount of secured promissory notes (the "Bridge Notes") that bore interest at the rate of 12% per annum, were payable upon the earlier of the closing of the IPO or June 30, 1997, and were secured by substantially all of the Company's assets and (ii) warrants entitling the holders to purchase that number of shares of Common Stock determined by dividing the principal amount of the Bridge Notes by the price per share of Common Stock offered in the IPO (the "Bridge Warrants"). The Company agreed that the Bridge Warrants and the shares of Common Stock issuable upon exercise of the Bridge Warrants would be included in the registration statement for the IPO. A total of 183,333 shares of Common Stock were issuable upon exercise of the Bridge Warrants at an exercise price of $.003 per share. Proceeds of the Bridge Financing were used for the development of additional Integrated Medical Centers, working capital, and general corporate purposes. The Company also issued a warrant to purchase 3,333 shares of Common Stock to a broker-dealer who acted as a placement agent for a portion of the Bridge Financing. The fair value of the Bridge Warrants and broker/dealer warrants, $5,920, was recognized as a discount on the Bridge Notes of which $3,920 was amortized through December 31, 1996.

     The Company intends to develop no fewer than 63 Integrated Medical Centers (including the 59 for which it had agreements with chiropractors as of January 31, 1997) by December 31, 1997, including one in connection with a strategic alliance. The average cost to the Company to develop an Integrated Medical Center not connected with a strategic alliance is approximately $20,000. The Company believes the average cost to the Company to develop an Integrated Medical Center in connection with a strategic alliance will be approximately $150,000. There can be no assurance, however, that the Company will develop the Integrated Medical Centers with respect to which it had agreements with chiropractors as of January 31, 1997, will be able to identify and recruit a sufficient number of additional chiropractors, or that the average costs to the Company to develop Integrated Medical Centers will not be greater than those mentioned above. The Company intends to finance its expansion strategy with a portion of the net proceeds of the IPO. In addition, with a portion of the net proceeds of the IPO, the Company intends to upgrade its management information system. Management believes that the net proceeds of the IPO together with net cash from operations will be sufficient to finance the Company's activities until at least February 1998; however, there can be no assurance that such net proceeds and cash from operations will be sufficient to finance the Company's activities for such period.

NET OPERATING LOSSES

     At December 31, 1996, the Company and CWC LLC's wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $1,113,000, which expire $192,000 in 2010 and $921,000 in 2011.
The company will file a consolidated federal tax return with its wholly owned subsidiaries. CWC LLC is not included in this tax return. CWC LLC is treated as a partnership for tax purposes and its gains and losses are reflected at each member's level. Further, CWC LLC does not file a consolidated tax return with its subsidiaries. Accordingly, the use of substantially all of the combined net operating loss carryforwards will be limited to use to offset future taxable income of each separate subsidiary in proportion to its share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's Series A Preferred Stock financing and other equity offerings. A valuation allowance of approximately $457,592 has been established at December 31, 1996 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses.

NEW ACCOUNTING PRONOUNCEMENT

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under APB Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company has elected to continue to account for stock-based compensation arrangements under APB Opinion No. 25, and accordingly recognizes compensation expense for the stock option grants as the difference between the fair value and the exercise price at the grant date but provided the required pro forma disclosures in the December 31, 1996 consolidated financial statements. See Note 10 to the Consolidated Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

                                       INDEX                                          PAGE NO.
-----------------------------------------------------------------------------------   --------
Report of Independent Auditors.....................................................      12
Consolidated Balance Sheets as of December 31, 1996 and 1995.......................      13
Consolidated Statements of Operations for the Years Ended December 31, 1996 and
  1995.............................................................................      14
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
  Ended December 31, 1996 and 1995.................................................      15
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and
  1995.............................................................................      16
Notes to Consolidated Financial Statements.........................................      17

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Complete Wellness Centers, Inc.

     We have audited the accompanying consolidated balance sheets of Complete Wellness Centers, Inc. (the "Company"), as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Complete Wellness Centers, Inc. at December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Washington, D.C.
March 19, 1997,
except for Note 13, as to which the date is April 7, 1997

                        COMPLETE WELLNESS CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31            PRO FORMA
                                                           ------------------------    DECEMBER 31
                                                             1995          1996           1996
                                                           ---------    -----------    -----------
                                                                                       (UNAUDITED)
                                                                                        (NOTE 13)
                                              ASSETS
Current assets:
     Cash and cash equivalents..........................   $  63,834    $   298,509    $ 3,665,499
     Patient receivables, net of allowance for doubtful
       accounts of $5,650 and $143,422..................       3,120        540,444        540,444
     Advances to officers and other assets..............       1,753         43,232         43,232
     Deferred tax assets................................          --         15,487         15,487
                                                           ---------    -----------    -----------
          Total current assets..........................      68,707        897,672      4,264,662
Furniture and equipment, net............................      57,324        215,615        215,615
                                                           ---------    -----------    -----------
          Total assets..................................   $ 126,031    $ 1,113,287    $ 4,480,277
                                                           =========     ==========     ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses..............   $ 135,925    $   412,725    $   263,725
     Accrued wages......................................          --         91,000             --
     Accrued management fees and leases.................          --        442,646        442,646
     Accrued interest...................................          --         52,010             --
     Deferred tax liability.............................          --         23,728         23,728
     Notes payable......................................         730      1,098,000             --
                                                           ---------    -----------    -----------
          Total current liabilities.....................     136,655      2,120,109        730,099
Convertible note payable................................      25,000         25,000             --
Minority interest.......................................      24,543             --             --
Stockholders' equity:
     Preferred Stock, $.01 par value per share,
       2,000,000 shares authorized of which 1,500 are
       designated Series A, 12% Cumulative Convertible
       Preferred Stock, 1,350 shares issued and
       outstanding......................................          14             14             --
     Common Stock, $.0001665 par value per share,
       10,000,000 shares authorized, 567,300 shares and
       714,967 shares issued and outstanding at December
       31, 1995 and 1996, respectively..................          95            119            310
     Additional capital.................................     137,013        156,027      4,937,850
     Accumulated deficit................................    (197,289)    (1,187,982)    (1,187,982)
                                                           ---------    -----------    -----------
          Total stockholders' (deficit) equity..........     (60,167)    (1,031,822)     3,750,178
                                                           ---------    -----------    -----------
          Total liabilities and stockholders' (deficit)
            equity......................................   $ 126,031    $ 1,113,287    $ 4,480,277
                                                           =========     ==========     ==========

                            See accompanying notes.

                        COMPLETE WELLNESS CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED
                                                                             DECEMBER 31
                                                                       ------------------------
                                                                         1995          1996
                                                                       ---------    -----------
Operating revenue:
     Patient revenue................................................   $  22,114    $ 1,307,859
     Management services income.....................................          --         30,226
                                                                       ---------    -----------
                                                                          22,114      1,338,085
Direct expenses:
     Salary and consulting costs....................................      93,131        733,367
     Management fees................................................      29,669        468,991
     Rent...........................................................       4,501        102,149
     Advertising and marketing......................................      25,821         75,907
     Bad debt expense...............................................       5,650        301,618
                                                                       ---------    -----------
          Total direct expenses.....................................     158,772      1,682,032
General and administrative..........................................     247,374      1,025,327
Depreciation and amortization.......................................       6,490         36,698
                                                                       ---------    -----------
Operating deficit...................................................    (390,522)    (1,405,972)
Interest expense....................................................         930         59,094
Interest income.....................................................       1,106         12,071
Minority interest...................................................     194,457        470,543
                                                                       ---------    -----------
Net loss before income taxes........................................    (195,889)      (982,452)
Income taxes........................................................          --          8,241
                                                                       ---------    -----------
          Net loss after income taxes...............................   $(195,889)   $  (990,693)
                                                                       =========     ==========
Pro forma net loss per share data (Unaudited -- Note 10):
     Net loss per common and common equivalent shares...............   $   (0.26)   $     (0.70)
                                                                       =========     ==========
     Weighted average number of common and common equivalent shares
      outstanding...................................................     753,895      1,424,288
                                                                       =========     ==========

                            See accompanying notes.

                        COMPLETE WELLNESS CENTERS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     PREFERRED STOCK       COMMON STOCK
                                     ----------------    -----------------    ADDITIONAL    ACCUMULATED
                                     SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL        DEFICIT         TOTAL
                                     ------    ------    -------    ------    ----------    -----------    -----------
Balance at December 31, 1994......      --      $ --     378,000     $ 63      $      --    $    (1,400)   $    (1,337)
     Issuance of common stock.....      --        --     189,300       32          1,893             --          1,925
     Issuance of preferred
       stock......................   1,350        14       --          --        134,986             --        135,000
     Recognition of the granting
       of nonqualified stock
       options....................      --        --          --       --              1             --              1
     Recognition of the granting
       of below market common
       stock warrants.............      --        --          --       --            133             --            133
     Net loss.....................      --        --          --       --             --       (195,889)      (195,889)
                                     ------    ------    -------    ------    ----------    -----------    -----------
Balance at December 31, 1995......   1,350        14     567,300       95        137,013       (197,289)       (60,167)
     Issuance of common stock.....      --        --     110,000       18             --             --             18
     Exercise of stock options for
       shares of Complete Wellness
       Centers, Inc. Common
       Stock......................      --        --      37,667        6          1,449             --          1,455
     Recognition of the granting
       of nonqualified stock
       options....................      --        --          --       --         11,645             --         11,645
     Recognition of the granting
       of below market common
       stock warrants.............      --        --          --       --          5,920             --          5,920
     Net loss.....................      --        --          --       --             --       (990,693)      (990,693)
                                     ------    ------    -------    ------    ----------    -----------    -----------
Balance at December 31, 1996......   1,350      $ 14     714,967     $119      $ 156,027    $(1,187,982)   $(1,031,822)
                                     =====     ======    =======    ======      ========     ==========     ==========

                            See accompanying notes.

                        COMPLETE WELLNESS CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED
                                                                                      DECEMBER 31
                                                                                ------------------------
                                                                                  1995          1996
                                                                                ---------    -----------
OPERATING ACTIVITIES
Net loss.....................................................................   $(195,889)   $  (990,693)
Adjustments to reconcile net loss to net cash used in operating activities:
     Minority interest.......................................................    (194,457)      (470,543)
     Depreciation and amortization...........................................       6,490         36,698
     Amortization of debt discount...........................................          --          3,920
     Provision for bad debts.................................................       5,650        301,618
     Recognition of the compensatory granting of nonqualified stock
      options................................................................           1         11,645
     Recognition of the granting of common stock warrants....................         133             --
     Recognition of common stock issued for services rendered................       1,893             --
     Changes in operating assets and liabilities:
          Patient receivables................................................      (8,770)      (838,942)
          Advances to officers and other current assets......................      (1,753)       (41,479)
          Deferred taxes.....................................................          --          8,241
          Accounts payable and other current liabilities.....................     134,588        862,456
                                                                                ---------    -----------
               Net cash used in operating activities.........................    (252,114)    (1,117,079)
INVESTING ACTIVITIES
Purchase of equipment........................................................     (38,814)      (194,989)
                                                                                ---------    -----------
               Net cash used in investing activities.........................     (38,814)      (194,989)
FINANCING ACTIVITIES
Proceeds from bridge notes and warrants......................................      39,730      1,100,000
Payments on note payable.....................................................     (39,000)          (730)
Proceeds from sale of common stock...........................................          32             18
Proceeds from sale of preferred stock........................................     135,000             --
Proceeds from sale of equity in Complete Wellness Centers, LLC...............     219,000        446,000
Exercise of stock options....................................................          --          1,455
                                                                                ---------    -----------
               Net cash provided by financing activities.....................     354,762      1,546,743
                                                                                ---------    -----------
Net increase in cash and cash equivalents....................................      63,834        234,675
Cash and cash equivalents at beginning of year...............................          --         63,834
                                                                                ---------    -----------
               Cash and cash equivalents at end of year......................   $  63,834    $   298,509
                                                                                =========     ==========

                            See accompanying notes.

                        COMPLETE WELLNESS CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

1. ORGANIZATION AND PRESENTATION

     Complete Wellness Centers, Inc. (the "Company") was incorporated in Delaware in November 1994. The Company develops and operates integrated medical centers (the "Integrated Medical Centers") primarily in the states of Virginia and Florida.

     The Company is the managing member of Complete Wellness Centers, LLC ("CWC, LLC") and has a 1% equity ownership interest. CWC, LLC was formed in Delaware in March 1995 and was capitalized through the issuance of 13.3 Class A units. The Company has an option for a seven-year period to purchase all of the units at an exercise price in an amount such that the Class A members shall receive a 12% cumulative preferred return plus a multiple of their capital contribution ranging from two in the first year to four in the seventh year. The exercise price shall be paid by the Company to the Class A members within 120 days of the Company exercising the call option and is payable either in cash or a combination of cash and, if it is publicly traded at the exercise date, stock of the Company. The Company has obtained irrevocable proxies valid for the life of CWC, LLC from the holders of a majority of the Class A units to exercise all of their voting rights.

     In 1995, CWC, LLC acquired certain furniture and equipment of a chiropractic clinic for $15,000 in cash and a $25,000 note payable. The assets were used to establish an Integrated Medical Center at the same location as the previous chiropractic clinic. No working capital, patient files or employees were transferred as a result of the transaction. Throughout 1996 CWC, LLC developed six additional Integrated Medical Centers. All of the Integrated Medical Centers owned by CWC, LLC are managed by the Company.

     The consolidated financial statements reflect the accounts of Complete Wellness Centers, Inc. and CWC, LLC and its wholly owned subsidiaries Complete Wellness Center of Fredericksburg, Inc., Complete Wellness Medical Center of Dale City, Inc., Complete Wellness Medical Center of 4th Street, St. Petersburg, Inc., Complete Wellness Medical Center of Paula Drive, Dunedin, Inc., Complete Wellness Medical Center of Centreville, Inc., and Complete Wellness Medical Center of Sarasota, Inc. Significant intercompany transactions have been eliminated. The financial statements of CWC, LLC are consolidated with the Company's financial statements because the Company has unilateral, perpetual and non-temporary control (via signed irrevocable proxies from the holders of a majority in interest of the membership interests of CWC, LLC) over the assets and business operations of CWC, LLC and, notwithstanding the lack of technical majority ownership, consolidation of CWC, LLC is necessary to present fairly the financial position and results of operations of the Company. The Company has recorded the net equity of the Class A members holding 99% of the members' interest of CWC, LLC as minority interest.

     The Company developed one Integrated Medical Center and entered into contracts with 42 chiropractors during 1996 to develop Integrated Medical Centers. Under the agreements entered into in 1996, the Company will open new Integrated Medical Centers in the same location as chiropractors' existing chiropractic practices (the "Affiliated Practices"). The Integrated Medical Centers will employ a physician (the "MD") on a salaried basis to supervise the provision of health care services. Where permitted by state law, the Integrated Medical Centers will be wholly owned by the Company. In other jurisdictions, the Integrated Medical Centers will be wholly owned by another MD. The chiropractor will continue to operate his or her existing Affiliated Practice separately from the Integrated Medical Center. The Company will not acquire the Affiliated Practice, its patient base, or its tangible assets. In addition, no consideration will be paid to the chiropractor at inception of the arrangements.

     The Company also entered into contractual arrangements with each chiropractor whereby (1) the Company will lease from the chiropractor or the chiropractor's existing chiropractic practice certain facilities and equipment for the use of the Integrated Medical Center, (2) the Company will provide certain management services to the Integrated Medical Centers, (3) a management company controlled by the chiropractor will provide substantially all administrative services to the Integrated Medical Center on behalf of

                        COMPLETE WELLNESS CENTERS, INC.

1. ORGANIZATION AND PRESENTATION -- (CONTINUED)

the Company, and (4) the Integrated Medical Center will pay the chiropractor a fixed salary to render chiropractic services to patients of the Integrated Medical Center. The Company will not provide management services to, and will not receive any fees from, the existing Affiliated Practice. The agreements are for an initial period of either five or ten years.

     The Integrated Medical Center developed in 1996 by the Company and the six Integrated Medical Centers developed by CWC, LLC were all organized using agreements substantially the same as those described above.

     The Company recognizes all revenue and expenses of the Integrated Medical Centers formed as wholly owned subsidiaries of the Company or CWC, LLC. The financial results of Integrated Medical Centers organized as physician-owned professional corporations are not consolidated in the Company's financial statements. In such cases, the Company recognizes only the fees derived by the Company through its management agreements.

     Patient revenue from services is reported at the estimated realizable amounts from patients and third party payors for services rendered. Substantially all of the patient service revenue of the Integrated Medical Centers is paid by the patients and traditional commercial insurers. The Integrated Medical Centers do not currently have any HMO contracts.

     Management or other contractual fees earned by the Company that are related to wholly owned Integrated Medical Centers, regardless of the source of payment, are eliminated in the Company's consolidated financial statements. Net management fees to be received by the Company related to physician-owned Integrated Medical Centers are computed as a percentage of the patient billings of the Integrated Medical Center. Such fees are recognized monthly based upon the reported accrual basis operating results of the Centers.

2. SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Equivalents

     The Company considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

  Furniture and Equipment

     Furniture and equipment are recorded at the lower of cost or net realizable value. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method at rates intended to amortize the cost of the related assets over their estimated useful lives.

     Furniture and equipment of the Company are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

                        COMPLETE WELLNESS CENTERS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Income Taxes

     Income taxes are provided using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (i.e., temporary differences).

  Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees. In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The Statement allows for a fair-value-based method of accounting for employee stock options and similar equity instruments and requires certain disclosure of the pro forma effect on net income and earnings per share of its fair-value-based accounting for those arrangements if the fair value method of accounting is not adopted. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company adopted Statement No. 123 during 1996 and has elected to continue to account for stock-based compensation arrangements under APB Opinion No. 25 and accordingly recognizes compensation expense for the stock option grants as the difference between the fair value and the exercise price at the grant date. The required pro forma information has been disclosed in Note 8.

  Fair Value of Financial Instruments

     Management has determined the estimated fair value of financial instruments using available market information and valuation methodologies. Cash equivalents, accounts receivable, accounts payable, notes payable and accrued liabilities and other current assets and liabilities are carried at amounts which reasonably approximate their fair values. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Details of the allowance for doubtful accounts receivable are as follows:

                                                                        DECEMBER 31,
                                                                     ------------------
                                                                      1995       1996
                                                                     ------    --------
        Beginning balance.........................................   $   --    $  5,650
        Bad debt expense..........................................    5,650     301,618
        Accounts written off......................................       --    (163,846)
                                                                     ------    --------
        Ending balance............................................   $5,650    $143,422
                                                                     ======    ========

                        COMPLETE WELLNESS CENTERS, INC.

4. FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following:

                                                                                DECEMBER 31,
                                                                         --------------------------
                                                          ASSET LIVES       1995           1996
                                                          -----------    -----------    -----------
        Furniture and equipment........................        5           $  63,814     $  258,804
        Less accumulated depreciation and
          amortization.................................                       (6,490)       (43,189)
                                                                         -----------    -----------
                                                                           $  57,324     $  215,615
                                                                             =======       ========

     No interest was capitalized during 1995 or 1996.

     The Company leases space of its wholly owned Integrated Medical Center (Complete Wellness Center of Fredericksburg) and its corporate office space on a month-by-month basis.

5. DEBT

  Convertible Note Payable

     The convertible note payable bears interest at 8% and is due July 17, 2000. Interest is payable quarterly while the principal is payable in one installment on the due date. The note is secured by a lien on the assets of Complete Wellness Centers of Fredericksburg. In the event of an initial public offering for CWC, LLC, the note, at the lender's option, will be convertible into common stock of CWC, LLC at the initial public offering price.

  1995 Financing

     In November 1995, the Company issued $39,730 of subordinated promissory notes bearing interest at 12%. In connection with the financing, the lenders have been issued detachable warrants with an exercise price of $.003333 to purchase 13,243 shares of the Company's Common Stock. Interest expense of $133 was recorded for these warrants. The company repaid $39,000 of these notes in 1995.

  1996 Bridge Note

     On August 15, 1996, the Company completed a private placement of $1.1 million of 12% notes. In connection with the agreement, the lenders have been issued detachable warrants with an exercise price of $0.003 to purchase 183,333 shares of Common Stock, assuming an initial public offering price of $6.00 per share. An additional 3,333 warrants with an exercise price of $0.003 were given to a broker/dealer as consideration for assisting with the financing. The fair value of the lender and broker/dealer warrants, $5,920, was recognized as a discount on the loan, of which $3,920 was amortized through December 31, 1996. The outstanding notes accrued interest at 12% ($52,010 at December 31, 1996), payable quarterly beginning January 1, 1997. The loan was secured by substantially all of the Company's assets. On February 24, 1997, the principal plus accrued interest was repaid with the proceeds from the initial public offering. (See Note 13.)

6. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax

                        COMPLETE WELLNESS CENTERS, INC.

6. INCOME TAXES -- (CONTINUED)

effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities recognized as of December 31, 1995 and 1996 are presented below:

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                    1995        1996
                                                                  --------    ---------
        Deferred tax assets:
             Start-up costs....................................   $    448    $      --
             Nonqualified stock options........................         --        4,658
             Bad debt expense..................................      2,260       24,450
             Operating loss carryforward.......................     76,687      445,080
                                                                  --------    ---------
                  Total deferred tax assets....................     79,395      474,188
        Less valuation allowance...............................    (78,915)    (457,592)
                                                                  --------    ---------
        Net deferred tax assets................................        480       16,596
        Deferred tax liabilities:
             Depreciation......................................       (480)      (1,109)
                                                                  --------    ---------
        Total deferred tax liabilities.........................       (480)      (1,109)
                                                                  --------    ---------
        Net deferred tax amount................................   $     --    $  15,487
                                                                  ========    =========

     At December 31, 1996, the Company and CWC, LLC's wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $1,112,649, which expire between 2010 and 2011. The Company will file a consolidated federal tax return with its wholly owned subsidiaries. CWC, LLC is not included in this tax return. CWC, LLC is treated as a partnership for tax purposes and its gains and losses are reflected at each member's level. Further, CWC, LLC does not file a consolidated tax return with its subsidiaries. Accordingly, the use of substantially all of the combined net operating loss carryforwards will be limited to use to offset future taxable income of each separate subsidiary in proportion to their share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes resulting from the Company's redeemable convertible Preferred Stock financings and other equity offerings.

     The Company has a cumulative pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of $78,915 and $457,592 as of December 31, 1995 and 1996, respectively.

                        COMPLETE WELLNESS CENTERS, INC.

6. INCOME TAXES -- (CONTINUED)

     Significant components of the provision for income taxes are as follows for the years ended:

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                    1995        1996
                                                                   -------    ---------
        Current:
             Federal............................................   $    --    $  16,778
             State..............................................        --        6,950
                                                                   -------    ---------
        Total current...........................................        --       23,728
        Deferred:
             Federal............................................   (65,971)    (279,856)
             State..............................................   (12,385)    (114,308)
             Increase in valuation allowance....................    78,356      378,677
                                                                   -------    ---------
        Total deferred..........................................        --      (15,487)
                                                                   -------    ---------
        Total provision for income taxes........................        --    $   8,241
                                                                   =======    =========

     The effective tax rate on income before income taxes varies from the statutory federal income tax rate for the years ended December 31, 1995 and 1996 as follows:

                                                                          DECEMBER 31,
                                                                        ----------------
                                                                        1995       1996
                                                                        -----      -----
        Statutory rate...............................................    (34)%      (34)%
        State taxes, net.............................................     (6)%       (4)%
        Other differences, net.......................................    --           1%
        Valuation allowance..........................................     40%        38%
                                                                        -----      -----
                                                                           0%         1%
                                                                        ====       ====

7. STOCKHOLDERS' EQUITY

  Stock Split

     During 1995, the Company effected a 180 for 1 stock split of the Company's Common Stock and increased the number of authorized shares from 20,000 to 10,000,000. Pursuant to the authorization of the Board of Directors and Stockholders, the Company effected, on November 13, 1996, a 1 for 3 stock split. Authorized shares of Common Stock remain 10,000,000. All share amounts reflected herein reflect the stock splits.

  Convertible Preferred Stock

     The Series A Convertible Preferred Stock ("Series A Preferred Stock") has a 12% cumulative preferred return payable upon declaration by the Board of Directors and liquidation preference equal to $100 per share plus accrued but unpaid dividends. There are no accrued, undeclared dividends at December 31, 1996. At the date of the Company's Initial Public Offering (see Note 13), each share of Series A Preferred Stock converted to 108 shares of Common Stock.

     A total of 545,800 and 845,800 shares of Common Stock have been reserved for stock option plans and conversion of preferred stock as of December 31, 1995 and 1996, respectively.

                        COMPLETE WELLNESS CENTERS, INC.

8. STOCK OPTION PLAN

     The Company has a stock option plan providing for the grant of incentive and nonqualified stock options to employees, directors, consultants and advisors. Pursuant to the Plan, 400,000 shares of Common Stock have been reserved for issuance. At December 31, 1996 the following options have been granted:

                                               NUMBER OF
                                               OPTIONS/     EXERCISABLE AT
                                               WARRANTS      DECEMBER 31,     EXERCISE
                   DATE OF GRANT                GRANTED          1996          PRICE      FAIR VALUE
        ------------------------------------   ---------    --------------    --------    ----------
        Employee Options
        December 1, 1995....................     36,667             --         $  .03       $ .01
        January 1, 1996.....................     56,667         26,667         $  .03       $ .03
        March 1, 1996.......................     40,000         13,334         $  .03       $ .04
        March 18, 1996......................      1,500             --         $  .03       $ .04
        April 1, 1996.......................    116,667          6,667         $  .03       $ .04
        May 30, 1996........................      1,000             --         $  .03       $ .05
        June 14, 1996.......................      1,000             --         $  .03       $ .06
        June 15, 1996.......................      1,000             --         $  .03       $ .06
        August 26, 1996.....................     46,667         16,667         $  .60       $ .06
        September 23, 1996..................      5,000             --         $ 4.50       $ .06
        Non-Employee Options
        December 1, 1995....................      4,333             --         $  .03       $ .004
        January 19, 1996....................     23,333             --         $  .03       $ .01
        January 31, 1996....................     50,000             --         $  .03       $ .01
        May 1, 1996.........................     13,332         13,332         $  .03       $ .03
        July 1, 1996........................      5,000          5,000         $  .60       $ .02
        September 12, 1996..................     16,667             --         $ 4.50       $ .48
        September 26, 1996..................      6,667          6,667         $ 4.50       $ .48
        November 1, 1996....................     11,000             --         $ 4.50       $ .48

     Options generally vest 33 1/3% each year beginning on the anniversary of the grant date. During 1996, 36,667 of the 1995 employee options were forfeited. The weighted average remaining contractual life of the options outstanding at December 31, 1996 is 4.28 years. The weighted average exercise price of exercisable options at December 31, 1996 is $0.51.

     During 1996, the Company instituted another nonqualified stock option plan for employees, directors, consultants and advisors. Pursuant to the plan, up to 200,000 shares of Common Stock have been reserved for issuance. No options have been granted, exercised or forfeited.

     Also during 1996, the Company instituted a separate nonqualified stock option plan for persons employed by or associated with the Company's Integrated Medical Centers. Pursuant to the plan, up to 100,000 shares of Common Stock have been reserved for issuance. No options have been granted, exercised or forfeited.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25's intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense is measured based on the award's intrinsic value or the excess of the market price of the stock over the exercise price on the

                        COMPLETE WELLNESS CENTERS, INC.

8. STOCK OPTION PLAN -- (CONTINUED)

measurement date. The Company has recorded $0 and $1,050 of compensation expense and $1 and $10,595 of consulting expense related to stock options granted below market value as of December 31, 1995 and 1996, respectively.

     Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for awards in 1996 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been as indicated below:

                                                                              1996
                                                                            ---------
        Net loss -- as reported..........................................   $(990,693)
        Net loss -- pro forma............................................   $(993,221)
        Loss per share -- as reported....................................   $    (.70)
        Loss per share -- pro forma......................................   $    (.70)

     The effect of SFAS 123 on pro forma 1995 net loss is insignificant.

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The fair value of each option grant is estimated on the date of grant using the "minimum value" option-pricing model with the following weighted-average assumptions for 1996: risk-free interest of 6.25%; expected life of the option of 5 years; and a zero dividend yield. The weighted average fair value of options granted during the year was $.01.

     Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9. COMMITMENTS

     The Company's Chief Executive Officer's (employed since inception of the Company) employment contract required him to serve without cash compensation until July 1, 1996. As of July 1, 1996, he began accruing compensation at $90,000 per annum, payable upon the closing of an IPO. The Company's Chief Operating Officer's (employed in the second quarter of 1996) employment contract required him to serve without cash compensation until the closing of an IPO.

     The Company leases certain furniture and equipment located at the corporate office from its Chief Executive Officer. The lease payments are $1,000 per month and are on a month-by-month basis.

     In September 1996, the Company entered into a master license agreement (the "License Agreement") with Bally Total Fitness Corporation ("Bally's"), with respect to the development of Integrated Medical Centers within selected Bally's health clubs throughout the United States. Pursuant to the License Agreement, the Company will pay Bally's a license fee equal to the greater of $15 ($10 for the first year) per square foot of the space used by the Integrated Medical Center or 12.5% of the fees the Company receives for its services to each Integrated Medical Center the Company develops at a Bally's Total Fitness Center. The initial term of the license agreement is five years, with five one-year mutual renewals. Bally's may terminate the agreement as to an Integrated Medical Center after September 16, 1998 absent the periodic payment of certain minimum license fees with respect to that Integrated Medical Center. The Company is developing an Integrated Medical Center at Bally Total Fitness Center in White Marsh, Maryland. If it meets the

                        COMPLETE WELLNESS CENTERS, INC.

9. COMMITMENTS -- (CONTINUED)

Company's expectations, the Company expects to develop additional Integrated Medical Centers at other Bally's Total Fitness Centers. In such event, the Company expects to select Bally's Total Fitness Centers located near other Integrated Medical Centers. Integrated Medical Centers developed pursuant to the License Agreement will not treat patients covered by any federal or state funded health care program.

10. PRO FORMA NET LOSS PER COMMON SHARE

     The Company's pro forma net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding and the number of shares of Common Stock resulting from the assumed conversion of the Series A Preferred Stock. Pursuant to the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 83, options and warrants to purchase Common Stock issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing of the registration statement relating to the IPO have been included in the computation of net loss per share as if they were outstanding for all periods presented (using the treasury stock method, assuming repurchase of common stock at the estimated IPO price). Subsequent to the Company's IPO, options and warrants under the treasury stock method will be included to the extent they are dilutive.

     The following table summarizes the computations of share amounts used and the computation of pro forma net loss per common share presented in the accompanying statements of operations:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                      1995          1996
                                                                    ---------    ----------
    Common and common equivalent shares:
         Number of shares of common stock outstanding............     567,300       714,967
         Assumed conversion of the preferred stock as of January
           1, 1995...............................................     145,800       145,800
                                                                    ---------    ----------
         Number of shares of common stock outstanding during the
           period, assuming conversion of the preferred stock as
           of January 1, 1995....................................     713,100       860,767
         Options to purchase common stock issued within one year
           of registration statement using the treasury stock
           method................................................      40,795       563,521
                                                                    ---------    ----------
              Total common and common equivalent shares of stock
                considered outstanding during the year...........     753,895     1,424,288
                                                                    =========     =========
    Net loss.....................................................   $(195,889)   $ (990,693)
                                                                    =========     =========
    Pro forma net loss per common and common equivalent shares...   $   (0.26)   $    (0.70)
                                                                    =========     =========

11. RELATED PARTY

     In August 1996, the Company entered into a consulting agreement with J.E.M., Inc. (JEM), the sole stockholders of which are Dr. Kaplan, the Company's Senior Director of Operations and Development, and his wife. Under the terms of the consulting agreement, JEM agreed to provide advice and assistance to the Company in connection with identifying and affiliating with chiropractors and their existing chiropractic practices and identifying, acquiring, and/or managing businesses engaged in providing services ancillary to those provided by Integrated Medical Centers. The Company agreed to pay JEM $6,000 per month for its services. The consulting agreement expires in August 1999 and may be terminated sooner by mutual agreement of the parties, by the Company for "cause," defined as a violation by JEM of any material provision of the consulting agreement not remedied within 30 days after notification or JEM's conviction of a felony,

                        COMPLETE WELLNESS CENTERS, INC.

11. RELATED PARTY -- (CONTINUED)

upon termination of the employment agreement between Dr. Kaplan and the Company, or by JEM's failure to meet certain performance goals.

     The Company has advanced approximately $23,000 to the Chairman of the Board without interest at December 31, 1996. The amount has been repaid in 1997.

12. CONTINGENCIES

  Professional Liability

     The Company has obtained an insurance policy that, subject to certain conditions, provides both it and its subsidiaries medical malpractice insurance and managed care errors and omissions insurance retroactive to the Integration Dates of the Company's current Integrated Medical Centers and one former Integrated Medical Center. The policy provides coverage for $1,000,000 per claim per Integrated Medical Center, subject to an aggregated limit of $3,000,000 per Integrated Medical Center per year. The policy will also cover the Company with respect to Integrated Medical Centers as they are opened. There is no deductible under the policy.

     The foregoing policy is a "claims made" policy. Thus, it provides coverage for covered claims made during the policy's term but not for losses occurring during the policy's term for which a claim is made subsequent to the expiration of the term. Based on experience to date of the medical professionals employed, it is believed that potential losses on any claims incurred but not reported would not be material to the Company's financial statements.

  Consulting Agreement

     In November 1996, the Company entered into a five-year consulting agreement (the Kats Agreement) with Kats Management, LLC (Kats Management), a company that has represented to the Company that it provides management and consulting services to over 600 chiropractic clinics. Under the Kats Agreement, Kats Management agreed to advise and assist the Company in (i) identifying and negotiating with chiropractors and their existing chiropractic practices with which the Company might affiliate for the purpose of developing additional Integrated Medial Centers and (ii) developing Integrated Medical Centers. The Company agreed to pay Kats Management for each agreement entered into by the Company with a chiropractor identified by Kats Management (i) a commission equal to 20% of the Company's integration fee under such agreement during the initial term of the agreement, (ii) a fixed fee not to exceed $350, and (iii) a bonus of $10,000 for each of the first five such agreements and $5,000 for each of the next 25 such agreements. In addition, the Company granted Kats Management, subject to a vesting schedule, nonqualified options to purchase 11,000 shares of Common Stock under the Company's 1994 Stock Option Plan. The Company neither paid nor will pay any percentage-based compensation under the Kats Agreement pending review of the agreement with counsel.

13. SUBSEQUENT EVENTS

  Initial Public Offering

     On February 24, 1997, the Company closed on its Initial Public Offering. At this time, 1 million shares of common stock, par value $.0001665, and 1 million redeemable common stock purchase warrants were sold on a public market for $6 per share and $.01 per warrant, respectively. Net proceeds to the Company after expenses of the Offering were $4,965,000. In conjunction with the offering, all of the Preferred Stock outstanding was converted into 145,800 shares of Common Stock and the Company repaid the principal plus accrued interest relating to the 1996 Bridge Financing Notes. The 1996 pro forma balance sheet (Unaudited) assumes that the Offering was closed as of December 31, 1996. The pro forma balance sheet also reflects the

                        COMPLETE WELLNESS CENTERS, INC.

13. SUBSEQUENT EVENTS -- (CONTINUED)

repayment of the notes payable, convertible note payable, accrued interest and wages and certain accounts payable that was repaid with the proceeds of the Offering.

  Integrated Medical Centers

     As of April 7, 1997, the Company was managing 26 Integrated Medical Centers and had signed contracts with Affiliated Chiropractors to develop 64 additional Integrated Medical Centers. The Company estimates the costs of fully integrating these new clinics to be approximately $1,300,000.

     The CWC, LLC ceased operating one Integrated Medical Center in January 1997 and plans to dissolve the Medcorp after having terminated its agreement with the affiliated chiropractor and the related management company for material breach. The Company anticipates no material adverse financial effect as a result of such termination.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  (a) IDENTIFICATION OF DIRECTORS

                        NAME                            AGE    YEAR FIRST ELECTED    YEAR OF EXPIRATION
-----------------------------------------------------   ---    ------------------    ------------------
C. Thomas McMillen...................................   44            1994                  1997
E. Eugene Sharer.....................................   63            1996                  1997
Robert J. Mrazek.....................................   51            1995                  1997
James T. McMillen....................................   51            1994                  1997
Robert S. Libauer....................................   77            1995                  1997
Eric S. Kaplan, D.C. ................................   44            1997                  1997

  (b) IDENTIFICATION OF EXECUTIVE OFFICERS

                              NAME                                  AGE    YEAR FIRST SERVED AS OFFICER
-----------------------------------------------------------------   ---    ----------------------------
C. Thomas McMillen...............................................   44                 1994
  Chairman of the Board
  and Chief Executive Officer

E. Eugene Sharer.................................................   63                 1996
  President, Chief Operating Officer,
  Chief Financial Officer, and Treasurer

Danielle F. Milano, M.D. ........................................   41                 1996
  Vice President -- Medical Affairs
  and Secretary

Eric S. Kaplan, D.C. ............................................   44                 1997
  Senior Vice President

     C. Thomas McMillen, the Company's founder, has been the Chairman of the Board of Directors and Chief Executive Officer since its formation in November 1994. He was also the President of the Company until April 1996. In 1993, Mr. McMillen formed McMillen and Company, Inc., a health care consulting firm, and subsequently from November 1993 through March 1994, assumed the role of Chief Administrative Officer of Clinicorp, Inc., a publicly-traded physician practice management company. Mr. McMillen was also a director of Clinicorp, Inc., from January 1993 through December 1994. Clinicorp, Inc., filed for Chapter 11 bankruptcy protection in June 1996. From 1987 to 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives from the 4th Congressional District of Maryland. He was named by President Clinton to Co-Chair the President's Council on Physical Fitness and Sports in 1993. Mr. McMillen is currently a member of the Board of Directors of Kellstrom Industries, Inc., Commodore Applied Technologies, Inc., CHG Inc., a subsidiary of Chemring Group, PLC, and Orion Acquisition Corporation I (of which he is also the secretary and treasurer). Mr. McMillen was also a director of Integrated Communication Network, Inc. ("ICNI") until his resignation in December 1996. In July and September 1996, two class action lawsuits were filed against ICNI and all of its directors and officers alleging that the prospectus for ICNI's initial public offering in June 1995 did not adequately disclose certain risks associated with an investment in its securities. Mr. McMillen became a director of ICNI upon the effectiveness of the registration statement of which such prospectus formed a part. Mr. McMillen is the brother of James J. McMillen, a director of the Company.

     E. Eugene Sharer has been President, Chief Operating Officer, and a director of the Company since April 1996, and Chief Financial Officer and Treasurer since February 1997. From 1990 to 1995 he was President and Chief Operating Officer of R.O.W. Sciences, Inc., a health research company. In August 1995, Mr. Sharer formed Sharer Associates, a management consulting company. From 1989 to 1990 he was Executive Vice President, Chief Operating Officer and Director of Iverson Technology Corporation and from 1985 through 1988, he was President and Director of Calculon Corporation and a Vice President of Atlantic Research Corporation, the parent company of Calculon. Between 1980 and 1985, Mr. Sharer was Vice President of the Systems Group at Computer Sciences Corporation.

     Danielle F. Milano, M.D., has been Vice President -- Medical Affairs since January 1996 and Secretary since February 1997. From October 1994 to December 1995, she was Medical Director of Rivington House Health Care Facility in New York, New York. From October 1990 to October 1994, Dr. Milano was attending physician at New York University School of Medicine and Director of the AIDS Clinic at Bellevue Hospital in New York, New York. She is a graduate of New York University School of Medicine, completed her residency at Lenox Hill Hospital and is board certified in internal medicine.

     Eric S. Kaplan, D.C., has been Senior Vice President and a director since April 1997. He served as Senior Director of Operations and Development from August 1996 to April 1997. From June 1993 to August 1996, Dr. Kaplan was president of two subsidiaries of Clinicorp, Inc., Medical Diagnostic Imaging of America and Clinicare Wellness Centers. From 1978 to June 1993, he was the founder and owner of six chiropractic, weight loss, and medical clinics in south Florida.

     Robert S. Libauer has been a director of the Company since June 1995. Since 1971, he has been the managing partner of Libauer and Company, a financial consulting firm.

     James J. McMillen, M.D., has been a director of the Company since November 1994. From 1977 to the present, Dr. McMillen has been in private medical practice in St. Joseph, Missouri. He is board certified in internal medicine. Dr. McMillen is the brother of C. Thomas McMillen.

     Robert J. Mrazek has been a director of the Company since January 1995. Since 1993, Mr. Mrazek has been a legislative affairs consultant. From 1983 to January 1993, he served five consecutive terms in the U.S. House of Representatives from the 3rd Congressional District of New York.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual compensation of the Company's Chief Executive Officer for services in all capacities to the Company during the Company's last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                      ANNUAL
                                                                         FISCAL    COMPENSATION
                     NAME AND PRINCIPAL POSITION                          YEAR        SALARY
----------------------------------------------------------------------   ------    ------------
C. Thomas McMillen....................................................    1996        *
  Chief Executive Officer

---------------

* Mr. McMillen did not receive any cash compensation for fiscal years 1995 or 1996, nor were any options granted to him. For fiscal year 1996, compensation in the amount of $45,000 was accrued. In addition, the Company advanced to him without interest approximately $23,000 in 1996, which he repaid in February 1997. See "Certain Relationships and Related Transactions." No other executive officer received compensation in excess of $100,000 during the Company's last fiscal year.

DIRECTOR COMPENSATION

     The Company does not currently compensate, and does not anticipate compensating its directors for their services as directors, except that each of the Company's non-employee directors may receive a director's fee of $500 per meeting for attendance at Board of Directors or committee meetings held after December 1997. In addition, each of the Company's directors receives reimbursement of all ordinary and necessary expenses incurred in attending any meeting or any committee meeting of the Board of Directors. Currently, all directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company's executive officers are appointed annually and serve at the direction of the Board of Directors, subject to the terms of existing employment agreements.

EMPLOYMENT AGREEMENTS

     In July 1996, the Company entered into an employment agreement with Mr. McMillen providing for his employment, as Chairman of the Board and Chief Executive Officer, for a term expiring in March 1999. The employment agreement provides for an annual base salary for Mr. McMillen of $90,000 that shall increase to $150,000 upon the closing of the IPO. All salary payments were accrued until the closing of the IPO and paid with a portion of the net proceeds of the IPO. Mr. McMillen may participate in all executive benefit plans and has the use of a Company car. The agreement also provides, among other things, that if his employment is terminated without cause (as defined in the agreement), the Company will pay an amount equal to one year's base salary, payable over a one year period. In 1996, the Company advanced approximately $23,000 to Mr. McMillen without interest. Mr. McMillen repaid the amount in February 1997.

     In March 1996 the Company entered into an employment agreement with Mr. Sharer providing for his employment as President and Chief Operating Officer for a term expiring in March 1999. The employment agreement provides for an annual base salary for Mr. Sharer of $150,000 effective upon closing of the IPO, and for participation in all executive benefit plans, as well as an automobile allowance of $1,000 per month. Mr. Sharer was granted options to purchase 116,667 shares of the Company's Common Stock at an exercise price of $0.03 per share. On the date of such grant, 16,667 of those options were exercisable, of which 10,000 were exercised in 1996. The remaining options were to vest in equal installments on April 1, 1997, April 1, 1998, and March 31, 1999. The agreement also provides, among other things, that, if his employment is terminated without cause (as defined in the agreement) the Company will pay to him an amount equal to one year's base salary, payable over a one year period.

     In January 1996, the Company entered into an employment agreement with Dr. Milano, providing for her employment as Vice President-Medical Affairs, for a term expiring on December 31, 1998. The employment agreement provides for an annual base salary of $120,000 beginning August 1, 1996, of which $6,000 per month was accrued until the closing of the IPO and paid with a portion of the net proceeds of the IPO, a bonus of $1,000 for each Medcorp formed as a professional corporation of which Dr. Milano is a shareholder, to be paid by such Medcorp, and for participation in all executive benefit plans plus an automobile allowance of $500 per month. Dr. Milano was granted options to purchase 46,667 shares of the Company's Common Stock at an exercise price of $0.03 per share. The options have vested as to 16,667 shares and will vest as to 15,000 shares on October 1, 1997, and as to 15,000 shares on September 30, 1998. Any additional compensation Dr. Milano receives for services as a shareholder of a Medcorp formed as a professional corporation will be offset against her base salary. The agreement also provides, among other things, that, if her employment is terminated without cause (as defined in the agreement), the Company will pay her an amount equal to six month's salary, payable over a six month period.

     In August 1996, the Company entered into an employment agreement with Dr. Kaplan providing for his employment as Senior Director for Operations and Development for a term expiring in August 1999. The employment agreement provides for a base salary of $4,000 per month, which was accrued until the closing of the IPO. After such closing, Dr. Kaplan became entitled to an automobile allowance of $500 per month. Dr. Kaplan was granted options to purchase 46,667 shares of the Company's Common Stock at an exercise price of $0.60 per share. The options have vested with respect to 13,333 shares and will vest as to 16,667 shares on August 26, 1997 and as to 16,667 shares on August 26, 1998. The agreement also provides, among other things, that if his employment is terminated by mutual agreement or upon his death or disability, the Company will pay an amount equal to $60,000, payable over a six month period. On April 6, 1997, Dr. Kaplan became a Senior Vice President and a director of the Company.

     Each of the employment agreements with Messrs. McMillen and Sharer and with Drs. Milano and Kaplan requires the full-time services of such employees. Mr. McMillen's employment agreement requires that he devote a minimum of 40 hours per week to his responsibilities as Chairman and Chief Executive Officer. The agreements also contain covenants restricting the employee from engaging in any activities competitive with the business of the Company during the term of such agreement and for a period of one year thereafter, and prohibiting the employee from disclosing confidential information regarding the Company.

STOCK OPTION PLANS

     1994 Stock Option Plan. The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in December 1994. The 1994 Plan was amended by the Board of Directors, with shareholder approval, in 1995, so as to increase the number of shares available under the 1994 Plan to 400,000 from 60,000. The purpose of the 1994 Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors, consultants and advisors of the Company, and to promote the Company's business. As of February 24, 1997, options to purchase 362,166 shares of Common Stock at a weighted average per share exercise price of $0.60 were outstanding. A total of 167 shares of Common Stock were available for grant under the 1994 Plan at that date. The 1994 Plan will terminate in April 2004, unless sooner terminated by the Board of Directors.

     The 1994 Plan provides for the grant of both incentive stock options, intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options. The Board may delegate administration of the 1994 Plan to the Compensation Committee. Subject to the limitations set forth in the 1994 Plan, the Board of Directors (or the Compensation Committee) has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each option, to determine whether an option is to be an incentive stock option or a nonqualified stock option, to establish vesting schedules, and, subject to certain restrictions, to specify the type of consideration to be paid to the Company upon exercise and to specify other terms of the options. The maximum term of options granted under the 1994 Plan is ten years. Options granted under the 1994 Plan are nontransferable and generally expire 90 days after the termination of an optionee's service to the Company.

     Although no specific vesting schedule is required under the 1994 Plan, options previously granted under the 1994 Plan have generally provided for vesting in three equal annual installments. The exercise price of incentive stock options must equal at least the fair market value of the Common Stock on the date of grant, except that the exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant.

     1996 Stock Option Plan. In October 1996, the Board of Directors of the Company, with shareholder approval, adopted its 1996 Stock Option Plan (the "1996 Plan") covering up to 200,000 shares of the Common Stock, pursuant to which officers, directors, employees, advisors and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1996 Plan, which expires in September 2006, will be administered by the Compensation Committee of the Board of Directors. The selection of participants, allotment of shares, determination of price, and other conditions relating to the grant of options will be determined by the Compensation Committee in its sole discretion. Incentive stock options granted under the 1996 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1996 Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of February 24, 1997, options to purchase an aggregate of 24,000 shares, exercisable at the IPO price per share for a ten-year period, were to be granted to all three of the members of the Company's Advisory Board.

     1996 Restricted Stock Option Plan for Health Care Professionals. In October 1996, the Board of Directors adopted, and the stockholders of the Company approved, the 1996 Restricted Stock Option Plan for Health Care Professionals (the "1996 Professionals Plan"), which expires in October 2006. The 1996 Professionals Plan permits the Company to grant nonqualified stock options to licensed health care professionals affiliated with the Company and in most cases employed by a Medcorp. The aggregate amount of Common Stock with respect to which options may be granted may not exceed 100,000 shares. The Board of Directors has delegated to the Compensation Committee the authority to grant options under such a plan, to construct and interpret such plan, and to make all other determinations and take all actions necessary or advisable for the administration of such plan. The exercise price for options granted under the 1996 Professionals Plan may be no less than 85% of the fair market value of the Common Stock on the date of grant. Options granted under the 1996 Professionals Plan will expire no later than the tenth anniversary of the date of grant. No options had been granted under the 1996 Professionals Plan as of March 31, 1997.

EXECUTIVE BONUS PLAN

     Effective January 1, 1996, the Company established an Executive Bonus Plan for Key Executives (the "Bonus Plan") to reward executive officers and other key employees based upon the performance of the Company and such individuals. Under the Bonus Plan, the Company has discretion to award bonuses in an aggregate amount equal to 10% of the Company's pre-tax income for a particular fiscal year (the "Bonus Fund"). The maximum amount of the Bonus Fund for any year is $5 million. Under the terms of existing employment agreements, which expire on various dates from December 1998 through August 1999, the Bonus Fund has been allocated as follows: 30% to Mr. McMillen, 30% to Mr. Sharer, 10% to Dr. Milano, and 20% to Dr. Kaplan, with 10% available for other employees. Awards under the Bonus Fund are not exclusive of other bonuses that may be awarded by the Board of Directors or the Compensation Committee from time to time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of February 24, 1997 by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such securities, subject to community property laws where applicable.

                                                                NUMBER OF SHARES
                                                                    OF CLASS
                                                                  BENEFICIALLY      PERCENTAGE OF CLASS
            NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNED          BENEFICIALLY OWNED
-------------------------------------------------------------   ----------------    -------------------
COMMON STOCK
C. Thomas McMillen(1)........................................        394,500               21.2%
725 Independence Avenue, S.E.
Washington, D.C. 20003

Robert S. Libauer(2).........................................         79,199                4.2%
3701 Old Court Road, Unit 9
Baltimore, MD 21208

Danielle F. Milano, M.D.(3)..................................         22,667                1.2%
725 Independence Avenue, S.E.
Washington, D.C. 20003

Robert J. Mrazek(4)..........................................         16,500                 *
301 Constitution Ave., N.E.
Washington, D.C. 20002

                                                                NUMBER OF SHARES
                                                                    OF CLASS
                                                                  BENEFICIALLY      PERCENTAGE OF CLASS
            NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNED          BENEFICIALLY OWNED
-------------------------------------------------------------   ----------------    -------------------
E. Eugene Sharer(5)..........................................         16,667             *
725 Independence Avenue, S.E.
Washington, D.C. 20003

James J. McMillen, M.D.(4)...................................          6,000             *
4004 Miller Road
St. Joseph, MO 64505

Reach Laboratories, Inc.(6)..................................        110,000                5.9%
1000 NBC Center
Lincoln, NE 68508

R. Michael Floyd.............................................         72,866                3.9%
5817 Ogden Court
Bethesda, MD 20816
All officers and directors as a group (six persons)..........        513,033               26.9%

---------------
* Percentage ownership is less than 1%

(1) Includes 34,500 shares as to which Mr. McMillen has sole voting power until December 31, 2000, pursuant to irrevocable proxies from four other holders of Common Stock.

(2) Includes 6,333 shares subject to warrants currently exercisable.

(3) Includes 16,667 shares subject to stock options currently exercisable. Excludes 3,333 shares subject to warrants that are currently exercisable and owned by Dr. Milano's father, as to which she disclaims beneficial interest.

(4) Mr. Mrazek and Dr. McMillen have each given Mr. McMillen an irrevocable proxy to vote their respective shares until December 31, 2000.

(5) Includes 6,667 shares subject to stock options currently exercisable. Does not include 33,333 shares subject to stock options that became exercisable on April 1, 1997.

(6) The beneficial owners of Reach Laboratories, Inc., are Richard R. Endacott and Janice G. Peterson.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Six of the Company's seven Integrated Medical Centers under management at January 31, 1997 were owned by Complete Wellness Centers, L.L.C. ("CWC LLC"), a Delaware limited liability company. The Company is the managing member of CWC LLC and owns 1% of its membership interests. As managing member the Company receives (i) a base fee of $7,500 per month, increased by $2,000 per month for each clinic acquired and/or managed by CWC LLC in excess of two clinics, and
(ii) a one-time commission in an amount equal to 1% of the prior year's revenue of any new clinic acquired and/or managed by CWC LLC. In addition, the Company is entitled to receive 50% of any cash flow distributions after the other members of CWC LLC have received a 12% preferred cumulative non-compounded annual return. The Company, as managing member, has the authority and responsibility to make substantially all management decisions for CWC LLC. In addition, the holders of more than 50% of the CWC LLC membership interests have granted the Company an irrevocable proxy to vote their membership interests as the Company sees fit. The proxy is valid for the life of CWC LLC. As a result of these irrevocable proxies, the financial statements of the Company and CWC LLC are consolidated for financial reporting purposes. In the future, the Company does not plan to open any additional Integrated Medical Centers owned directly or indirectly by CWC LLC, nor does it plan for CWC LLC to raise any additional capital.

     The Company has an option to purchase all of the membership interests of CWC LLC at an exercise price in an amount such that the other members would receive a 12% preferred, cumulative, non-compounded, annual return plus a multiple of their capital contributions ranging from 2 in the first year (1997) to 4 in the seventh year (2003), after taking into account any previously returned capital contribution and preferred cumulative return. The exercise price is payable to the members within 120 days of the Company's exercise of the option. The price may be paid, at the Company's election, either in cash, or, if any class of the Company's securities is publicly traded, 75% in cash and 25% in securities of that class valued at their initial public offering price. If securities constitute part of the exercise price, the securities will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws.

     CWC LLC has outstanding 13.3 Class A Units (membership interests other than that of the managing member). The following officers and directors of the Company or members of their immediate family hold the following interests in CWC
LLC: a trust for the benefit of Wilma Sharer, the spouse of the Company's President and Chief Operating Officer, holds two Class A Units; Danielle Milano, the Company's Vice President-Medical Affairs and Secretary, holds 1/5 of one Class A Unit; and Robert Libauer, a director of the Company, holds 2 19/50 Class A Units. Each such person granted to the Company an irrevocable proxy to vote such person's respective ownership interest in CWC LLC.

     In August 1996, the Company entered into a consulting agreement with J.E.M., Inc. ("JEM"), the sole stockholders of which are Dr. Kaplan, the Company's Senior Vice President and a director, and his wife. Under the terms of the consulting agreement, JEM agreed to provide advice and assistance to the Company in connection with identifying and affiliating with chiropractors and their existing chiropractic practices and identifying, acquiring, and/or managing businesses engaged in providing services ancillary to those provided by Integrated Medical Centers. The Company agreed to pay JEM $6,000 per month for its services. The term of the consulting agreement expires in August 1999 and may be terminated sooner by mutual agreement of the parties, by the Company for "cause," defined as a violation by JEM of any material provision of the consulting agreement not remedied within 30 days after notification or JEM's conviction of a felony, upon termination of the employment agreement between Dr. Kaplan and the Company, or JEM's failure to meet certain performance goals.

     The Company, Mr. McMillen, Dr. McMillen, Mr. Mrazek, two other holders of Common Stock, and all holders of Series A Preferred Stock that were outstanding prior to the effectiveness of the IPO and automatically converted into shares of Common Stock at that time, are parties to a certain Stockholders' Agreement dated March 20, 1995 (the "Stockholders' Agreement"), pursuant to which such stockholders agreed to various restrictions on their ability to transfer the shares of Common Stock or Series A Preferred Stock owned by them, among other things. The holders of the Series A Preferred Stock, voting together as a class, were given the right to elect one director to the Company's Board of Directors, but never exercised the right. The Stockholders' Agreement is to expire on March 20, 2015, or upon the earlier voluntary written agreement of the Company and such stockholders. The Company believes that the parties to the Stockholders' Agreement will agree to terminate it effective as of the consummation of the IPO.

     At January 31, 1997, Dr. Milano served as an officer, director, and the sole stockholder of Complete Wellness Medical Center of East Main Street, Carbondale, P.C., Carbondale, Illinois ("CWC Carbondale"). In October 1996, Dr. Milano, CWC Carbondale, and the Company entered into a Stock Transfer Agreement (the "Stock Transfer Agreement") pursuant to which (i) Dr. Milano agreed not to sell, encumber, or otherwise transfer the shares of stock in CWC Carbondale owned by her without the written consent of CWC Carbondale and the Company and
(ii) the Company has the right, following the provision of notice, to direct the transfer of all or part of such shares to such transferee as it may designate for the sum of ten dollars, provided that the transferee is licensed to practice medicine in the State of Illinois. In order to facilitate the transfer, the Stock Transfer Agreement required the contemporaneous execution by Dr. Milano of a stock transfer assignment, a resignation as an officer and director of CWC Carbondale, and an Agreement for Sale of Business by Transfer of Capital Stock under which Dr. Milano agreed to transfer her shares in CWC Carbondale for the sum of ten dollars to a transferee to be designated by the Company for this purpose. In accordance with the Stock Transfer Agreement, the Company holds the stock transfer assignment, the resignation, and the Agreement for Sale of Business by Transfer of Capital Stock in escrow. Additionally, the Stock Transfer Agreement prohibits Dr. Milano, without prior written consent of CWC Carbondale and the Company, from amending the charter or bylaws of CWC Carbondale, agreeing to the merger or consolidation of CWC Carbondale with or into another corporation, dissolving or liquidating CWC Carbondale, authorizing the issuance of any additional shares of stock of CWC Carbondale, or approving any contract with Dr. Milano herself, members of her family, or related parties. The Company and Dr. Milano also entered into an indemnification agreement pursuant to which the Company agreed to indemnify her from and against claims made against her in her capacity as an officer or director of CWC Carbondale.

     In 1996, the Company advanced approximately $23,000 to Mr. McMillen without interest. Mr. McMillen repaid the amount in February 1997.

     Dr. McMillen, Mr. Mrazek, and two other individuals have each given Mr. McMillen a proxy to vote on their behalf all of the shares of Common Stock owned by them. Each proxy is irrevocable and valid until December 31, 2000.

     The Company believes that all prior transactions between the Company, its officers, directors or other affiliates of the Company have been on terms no less favorable than could have been obtained from unaffiliated third parties. Any future transactions with officers, directors, 5% stockholders or affiliates must be for valid business reasons, be on terms no less favorable to the Company than could be obtained from unaffiliated third parties, and be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transaction.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS.

EXHIBIT NUMBER                                     DESCRIPTION
-------------- -----------------------------------------------------------------------------------
     3.2*      --   By-Laws of the Company
     4.1*      --   Specimen Common Stock Certificate
     4.2*      --   Form of proposed Representative's Warrant Agreement between the Company and the Representative, including form of Representative's Warrant Certificate
     4.3*      --   Form of Warrant Agreement between the Company and American Stock Transfer &
                    Trust Company as Warrant Agent, including form of Warrant Certificate
    10.1*      --   Form of Stockholders' Agreement dated March 20, 1995 among the Company, certain holders of its Common Stock, and all holders of its Series A, 12%
                    Cumulative Convertible Preferred Stock
    10.2*      --   Form of Warrant issued by the Company to each person or entity that provided funds to the Company in connection with a financing in November 1995
    10.3*      --   Form of Promissory Note and Warrant issued by the Company to each person or entity that provided funds to the Company in connection with a bridge financing completed in August 1996 and related to Loan and Security Agreement
    10.4*      --   Form of Warrant issued to placement agent for the bridge financing completed in August 1996
    10.5*      --   Form of Management and Security Agreement
    10.6*      --   Form of Integrated Medical Center Management and Security
    10.7*      --   Form of Affiliated Chiropractor Employment Agreement
    10.8*      --   Form of Medical Doctor Employment Agreement
    10.9*      --   Form of Physical Therapist Employment Agreement
    10.10*     --   Form of Acupuncturist Employment Agreement
    10.11*     --   Form of Nutrition Counselor Employment Agreement
    10.12*     --   Form of Fitness Specialist Employment Agreement
    10.13*     --   Form of Promissory Note from Integrated Medical Center
    10.14*     --   Form of Guaranty from Affiliated Chiropractor
    10.15*     --   Form of Medical Office Sublease
    10.16*     --   Form of Equipment Sublease
    10.17*     --   Employment Agreement dated as of July 1, 1996 between the Company and C.
                    Thomas McMillen
    10.18*     --   Employment Agreement dated as of March 21, 1996 between the Company and E.
                    Eugene Sharer

EXHIBIT NUMBER                                     DESCRIPTION
-------------- -----------------------------------------------------------------------------------
        10.19* --   Employment Agreement dated as of January 1, 1996 between the Company and
                    Danielle F. Milano
        10.21* --   Employment Agreement dated as of August 26, 1996 between the Company and Eric
                    S. Kaplan
        10.22* --   Consulting Agreement dated as of November 21, 1996 between the Company and
                    Kats Management, L.L.C.
        10.23* --   Consulting Agreement dated as of August 26, 1996 between the Company and
                    J.E.M., Inc.
        10.24* --   Company's 1994 Stock Option Plan
        10.25* --   Company's 1996 Stock Option Plan
        10.26* --   Company's 1996 Restricted Stock Option Plan for Health Care Professionals
        10.27* --   Company's Executive Bonus Plan for Key Executives
        10.28* --   Master License Agreement dated as of September 16, 1996 between the Company and Bally Total Fitness Corporation
        10.29* --   Management Subcontract Agreement dated as of November 1, 1996 between the
                    Company and Integrated Physicians Management Co., LLC
        10.30* --   Subordinate Chiropractor Employment Agreement
         21.1* --   Subsidiaries of the Company as of February 19, 1997

---------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-18291, and incorporated herein by reference.

  (b) REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during 1996.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       COMPLETE WELLNESS CENTERS, INC.
                  (Registrant)

By /s/ E. EUGENE SHARER
       ------------------------------
       E. EUGENE SHARER, PRESIDENT        April 15, 1997

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. THOMAS MCMILLEN
---------------------------------------------
C. THOMAS MCMILLEN, CHAIRMAN OF THE BOARD,
CHIEF EXECUTIVE OFFICER, AND DIRECTOR             April 15, 1997

/s/ E. EUGENE SHARER
---------------------------------------------
E. EUGENE SHARER, PRESIDENT, CHIEF
OPERATING OFFICER, CHIEF FINANCIAL OFFICER,
TREASURER AND DIRECTOR                            April 15, 1997

/s/ ROBERT S. LIBAUER
---------------------------------------------
ROBERT S. LIBAUER, DIRECTOR                       April 15, 1997

/s/ JAMES T. MCMILLEN
---------------------------------------------
JAMES T. MCMILLEN, DIRECTOR                       April 15, 1997

            /s/ ROBERT J. MRAZEK
---------------------------------------------
         ROBERT J. MRAZEK, DIRECTOR               April 15, 1997

             /s/ ERIC S. KAPLAN
---------------------------------------------
          ERIC S. KAPLAN, DIRECTOR                April 15, 1997