Form 10QSB
period 1997-03-31
COMPLETE WELLNESS CENTERS INC
filed 1997-05-15
CIK 1022828

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

Commission file number 0-22115
                       -------

                         COMPLETE WELLNESS CENTERS, INC.
                         -------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

      Delaware                                          52-191035
      --------                                          ----------
  (State or other jurisdiction                    (IRS Employer
  of incorporation or organization)                     Identification No.)

              725 Independence Avenue, S.E., Washington, D.C. 20003
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (202) 543-6800
                                 --------------
                           (Issuer's telephone number)


                  ---------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---.

      State the number of shares outstanding of each of the issuer's classes of common equity, at March 31, 1997: 1,860,762.

                      INDEX COMPLETE WELLNESS CENTERS, INC.

                                  FORM 10 - QSB

                                      INDEX


                                                                                      PAGE
Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements  (Unaudited)

                  Condensed Consolidated Balance Sheets -
                       March 31, 1997 and December 31, 1996

                  Condensed Consolidated Statement of Operations
                       Three months ended March 31, 1997 and March 31, 1996

                  Condensed Consolidated Statement of Cash Flows
                       Three months ended March 31, 1997 and March 31, 1996

                  Notes to Condensed Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Part II.          OTHER INFORMATION

Signatures
 .

                         PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,       DECEMBER 31,
                                                                           1997             1996
                                                                      ---------------    -----------
ASSETS                                                                 (UNAUDITED)          (NOTE)
Cash and equivalents                                                    $ 3,296,589    $   298,509
Patient receivables, net of allowance for doubtful
   accounts of $781,412 and $143,422                                        761,477        540,444
Other Assets                                                                 90,668         43,232
Deferred tax assets                                                          33,487         15,487

         Total current assets                                             4,182,221        897,672

Furniture and equipment, net                                                255,212        215,615

         Total assets                                                   $ 4,437,433    $ 1,113,287

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable and accrued expenses                             $   659,698    $   412,725
      Accrued wages                                                          13,982         91,000
      Accrued management fee                                                529,599        442,646
      Accrued interest                                                          500         52,010
      Income tax payable                                                     45,728         23,728
      Notes payable                                                           -          1,098,000
Total current liabilities                                               $ 1,249,507    $ 2,120,109

Convertible note payable                                                     25,000         25,000

Stockholders' equity
   Preferred Stock, $.01 par value per share, 2,000,000
      authorized of which 1,500 are designated Series A,
      12% Cumulative Convertible Preferred, 1,350 shares
      issued and outstanding at December 31, 1996                                 0             14
   Common Stock, $.0001665 par value per share, 10,000,000
      shares authorized, 1,860,762 shares and 714,967 shares
      issued and outstanding at March 31, 1997 and December 31,
      1996 respectively                                                         310            119
   Additional capital                                                     4,855,599        156,027
   Accumulated deficit                                                   (1,692,983)    (1,187,982)
         Total stockholders' equity (deficit)                             3,162,926     (1,031,822)

         Total liabilities and stockholders' equity (deficit)           $ 4,437,433    $ 1,113,287


Note: The balance sheet at December 31, 1996 has been extracted from the audited financial statements at that date


            See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                              MARCH 31,          MARCH 31,
                                                                                1997                1996
                                                                            --------------    -------------
                                                                            (UNAUDITED)         (UNAUDITED)
Operating revenue
     Patient revenue                                                            $811,879         $34,049
     Management services income                                                  150,362            -
                                                                                $962,241         $34,049

Direct expenses:
     Salary and consulting costs                                                 416,528          24,052
     Management fees                                                             357,073          15,375
     Rent                                                                         47,584           6,929
     Advertising and marketing                                                    24,213           5,946
     Bad debt expense                                                            218,661           3,007

         Total direct expenses                                                 1,064,059          55,309

General and administrative                                                       364,176          42,096
Depreciation and amortization                                                     15,181           2,000

Operating deficit                                                               (481,175)        (65,356)
Interest expense                                                                  23,112             500
Interest income                                                                    3,286             861
Minority interest                                                                                 22,277

Net loss before income taxes                                                    (501,001)        (42,718)
Income taxes                                                                       4,000

         Net loss after income taxes                                            (505,001)        (42,718)

Net loss per share data (Note C)
     Net loss per share and common equivalent shares                               (0.32)           -

     Weighted average number of common and common
       Equivalent shares outstanding                                           1,550,218            -

Pro forma net loss per share data (Note C)
     Net loss per share and common equivalent shares                               (0.31)          (0.05)

     Weighted average number of common and common
       Equivalent shares outstanding                                           1,627,978         888,054

           See notes to condensed consolidated financial statements.

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                   MARCH 31,         MARCH 31,
                                                                                     1997              1996
                                                                                ---------------    --------------
                                                                                 (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES
         Net (loss)                                                                 (505,001)            (42,718)
         Adjustments to reconcile net loss to Net cash
            used in operating activities
               Minority interest                                                                        (108,723)
               Depreciation and amortization                                          15,181               2,000
               Amortization of debt discount                                           2,000
               Provision for bad debts                                               218,661               3,007
               Provision for deferred taxes                                          (18,000)
               Changes in operating assets and liabilities
                  Patient receivables                                               (439,694)            (12,387)
                  Advances to officers and other current assets                      (47,436)             (2,967)
                  Current tax liability                                               22,000
                  Accounts payable and other current liabilities                     187,917              (6,357)

                           Net cash used in operating activities                    (564,372)           (168,145)

Investing activities
Purchase of equipment                                                                (54,778)             (9,625)
                           Net cash used in investing activities                     (54,778)             (9,625)

Financing activities
Payment of bridge notes                                                           (1,100,000)
Proceeds (payments) from notes payable                                                17,481                (730)
Proceeds from sale of common stock                                                 4,699,749
Proceeds from sale of equity in Complete Wellness Centers, LLC                                           181,000

                           Net cash provided by financing activities             $ 3,617,230             180,270

Net increase in cash and cash equivalents                                          2,998,080               2,500
Cash and cash equivalents at beginning of year                                       298,509              63,834

                           Cash and cash equivalents at end of year              $ 3,296,589              66,334




            See notes to condensed consolidated financial statements

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB dated December 31, 1996. The Company was incorporated under the laws of the State of Delaware in November 1994. The Company develops multi-disciplinary medical centers and furnishes certain support services to such facilities.

Note B - Initial Public Offering

         On February 24, 1997, the Company successfully completed an initial public offering of 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants from which it received net proceeds, after giving effect to the underwriting discount and non-accountable expenses, of approximately $5,281,000. The offering proceeds were received by the Company in February 1994. In addition, the Company incurred approximately $595,000 in transaction costs in connection with the offering.

         On March 20, 1997, the underwriter exercised 36,776 redeemable common stock purchase warrants from a possible 150,000 included in the over-allotment option. After giving effect to the underwriting discount, the Company received approximately $3,200 in March 1997.

Note C - Net Loss Per Share

         The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 83, options to purchase Common Stock issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing of the registration statement relating to the initial public offering have been included in the computation of net loss per share as if they were outstanding for all periods presented prior to the initial public offering (using the treasury method assuming repurchase of common stock at the estimated initial public offering price). Other shares issuable upon the exercise of stock options or conversion of redeemable convertible preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Subsequent to the Company's initial public offering, options under the treasury stock method are included to the extent they are dilutive. Weighted average shares used to calculate the pro forma net loss per share differs from the weighted average on a historical basis due primarily the inclusion of the shares of Common Stock resulting from the assumed conversion at the beginning of the applicable period of the Series A Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company was established in November 1994. From its inception until March 1995, the Company raised funds privately and developed the corporate infrastructure, protocols, policies and procedures required to commence its plan to develop multi-disciplinary medical clinics. In March 1995, the Company formed Complete Wellness Centers, LLC as a vehicle for raising capital needed to open medical clinics. The Company is the managing member of CWC, LLC, has a 1% equity interest and has obtained irrevocable and permanent voting proxies from the holders of a majority of ownership interests in CWC, LLC. The Company consolidates the financial statements of CWC, LLC in its financial statements. In July 1995, CWC, LLC purchased selected assets of a chiropractic practice for the purpose of establishing the Company's first medical clinic. This clinic is a wholly owned subsidiary of CWC, LLC.

         Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operation" Section, and in other sections of this Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this report.

         Throughout 1996, CWC, LLC established affiliations with an additional six chiropractic practices using a strategy where CWC, LLC forms a medical entity and enters into a long term management agreement with the entity to provide certain administrative and management services. CWC, LLC employs the affiliated chiropractor and one or more medical doctors and subcontracts the daily operations of the medical clinic to the chiropractors' management company. At December 31, 1996, CWC, LLC had one owned and six affiliated medical clinics in operation. (During January 1997, CWC, LLC revoked the contract of one affiliated clinic.) It is management's intention not to establish any additional affiliations within CWC, LLC.

         In July 1996, Complete Wellness Centers, Inc. (the Company) affiliated with a chiropractic practice and formed a medical clinic organized as a professional corporation. The Company entered into a long-term agreement with the professional corporation to provide administrative and management services. Operations at this clinic started August 1996. Additionally, the Company entered into 33 new affiliation contracts during 1996. None of the new affiliations were in operation at December 31, 1996.

         During the three months ended March 31, 1997 the Company entered into 44 additional affiliation contracts, bringing the total under contract to 84. The Company also started operations in 16 medical clinics, bringing the total in operation to 23.

Results from Operations

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenue. During the three months ended March 31, 1997 and March 31, 1996 the Company had total revenue of $962,241 and $34,049 respectively. The increase of $928,192 was due primarily to the net addition of fifteen Integrated Medical Centers after March 1996.

Salary and Consulting Costs. During the three months ended March 31, 1997 and March 31, 1996, the Company incurred salary and consulting costs of $416,528 and $24,052, respectively. The increase of $392,476 was due to an increase in the costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters, the medical capacity at the clinics and commencement of normal salaries for certain executive officers who served without salary until the third quarter of 1996

Management Fees. During the three months ended March 31, 1997 and March 31, 1996, the Company incurred management fees of $357,073 and $15,375, respectively. These are fees that are paid to the affiliated chiropractors' management companies for managing the day-to-day operations of the Integrated Medical Centers. The increase of $341,698 was due primarily to the net addition of fifteen Integrated Medical Centers after March 1996.

Rent. During the three months ended march 31, 1997 and March 31, 1996, the Company incurred rent expense of $47,584 and $6,929, respectively. Rent consists of amounts paid for office space and certain equipment by the Company at the medical clinics. Rent for space and equipment for the medical clinics is paid when the accounts receivable of the medical clinic are collected by the medical clinic. The increase of $40,655 was due primarily to the net addition of fifteen Integrated Medical Centers after March 1996.

Advertising and Marketing. During the three months ended March 31, 1997 and March 31, 1996, the Company incurred advertising and marketing expenses of $24,213 and $5,946, respectively. The increase of $18,267 was attributable primarily to additional national advertising for marketing and recruitment purposes.

Bad Debt Expense. During the three months ended March 31, 1997 and March 31, 1996, the Company incurred bad debt expense of $218,661 and $3007, respectively. The Company has adopted a policy of fully reserving for any accounts receivable that are not collected within 90 days. The increase of $215,654 was due to an increase in reserves for doubtful accounts of $112,757 and an increase in uncollectable accounts written off of $102,897.

General and Administrative. During the three months ended March 31, 1997 and March 31, 1996, the Company incurred general and administrative expenses of $364,176 and $42,096, respectively. The increase of $322,080 was due primarily to the net addition of fifteen Integrated Medical Centers after March 1996 and consists of an increases of (i) $39,145 in insurance costs, (ii) $15,229 in legal costs, (iii) $46,188 in travel and entertainment costs and (iv) $221,518 in various costs such as automobile, telephone, postage and printing and reproduction.

Depreciation and Amortization. During the three months ended March 31, 1997 and March 31, 1996, the Company incurred depreciation and amortization expense of $15,181 and $2,000, respectively. The increase of $13,181 resulted from the addition of fixed assets, primarily computer equipment, which tend to have depreciable lives of five years or less.

Net Interest Income (Expense). During the three months ended March 31, 1997 and March 31, 1996, the Company had net interest expense of $19,826 and net interest income of $361, respectively. The $20,187 increase in net interest expense was attributable primarily to an increase of $20,681 in interest payable on notes issued in connection with the bridge financing, amortization of a loan discount of $2,000 and offset by an increase of $2,494 in interest income.

Liquidity and Capital Resources

         The Company has experienced net losses, negative cash flow from operations and an accumulated deficit each month since its inception. For the three months ended March 31, 1997 and March 31, 1996 the Company had incurred a net loss of $505,001 and $42,718 respectively. At March 31, 1997, the Company had working capital of $2,932,714 and an accumulated deficit of $1,692,983. Net cash used in operations for the three months ended March 31, 1997 and March 31, 1996 was $564,372 and $168,145, respectively. Negative cash flow for each period was attributable primarily to net losses in each of the periods and increases in accounts receivable net of accounts payable and other current liabilities. For the periods ended March 31, 1997 and March 31, 1996, the Company used $54,778 and $9,625, respectively, for purchases of equipment.

         On February 24, 1997, the Company successfully completed an initial public offering of its equity securities. Net proceeds to the Company after expenses of the Offering were $4,965,000. Of the net proceeds, the Company repaid approximately $1,100,000 of principal and $24,000 of interest to secured lenders who had participated in a bridge financing in July and August 1996. Additionally, $121,000 of the proceeds was used to pay accrued salaries.

         The Company intends to develop no fewer than 63 additional medical clinics by December 31, 1997, including one in connection with a strategic alliance. The average cost to the Company to develop a medical clinic is approximately $20,000. The Company believes the average cost to the Company to develop a medical center connected with a strategic alliance will be approximately $150,000. The Company intends to finance its expansion strategy with a portion of the net proceeds of the offering. Management believes that the net proceeds of the IPO together with net cash from operations will be sufficient to finance the Company's activities until February 1998.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1997                      Complete Wellness Centers, Inc.


                                        By  /s/ E. Eugene Sharer

                                            E. Eugene Sharer - President and
                                            Chief Financial Officer