Form 10QSB
period 1997-06-30
COMPLETE WELLNESS CENTERS INC
filed 1997-08-14
CIK 1022828

===============================================================================



                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                -------------

                                 FORM 10-QSB
                              QUARTERLY REPORT
                      UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

COMMISSION FILE NUMBER 0-22115

                              ----------------

                       COMPLETE WELLNESS CENTERS, INC.
      (Exact name of small business issuer as specified in its charter)


            DELAWARE                                     52-1910135
   (State or other jurisdiction                       (IRS Employer
of incorporation or organization)                     Identification No.)



            725 INDEPENDENCE AVENUE, S.E., WASHINGTON, D.C. 20003
                  (Address of principal executive offices)


                               (202) 543-6800
                         (Issuer's telephone number)



                  -----------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, at June 30, 1997: 1,860,767.


===============================================================================

                     INDEX COMPLETE WELLNESS CENTERS, INC.

                                 FORM 10 - QSB

                                     INDEX



                                                                          PAGE
Part I.  FINANCIAL INFORMATION                                             1

Item 1.  Financial Statements (Unaudited)                                  1

         Condensed Consolidated Balance Sheets
              June 30, 1997 and December 31, 1996                          1

         Condensed Consolidated Statement of Operations
              Three months ended June 30, 1997 and June 30, 1996
              Six months ended June 30, 1997 and June 30, 1996             2

         Condensed Consolidated Statement of Cash Flows
              Three months ended June 30, 1997 and June 30, 1996           3

         Notes to Condensed Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            5

Part II. OTHER INFORMATION                                                 9

Signatures

                         PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,       DECEMBER 31,
                                                                                1997              1996
                                                                           ---------------   ---------------
ASSETS                                                                        (UNAUDITED)         (NOTE)
Cash and equivalents                                                          $ 2,227,406    $   298,509
Patient receivables, net of allowance for doubtful
   accounts of $1,030,169 and $143,422                                          1,056,262        540,444
Other Assets                                                                      121,788         43,232
Deferred tax assets                                                                47,010         15,487
                                                                              -----------    -----------

         Total current assets                                                   3,452,466        897,672

Furniture and equipment, net                                                      348,287        215,615
                                                                              -----------    -----------
         Total assets                                                         $ 3,800,753    $ 1,113,287
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                     $   784,989    $   412,725
    Accrued wages                                                                   4,523         91,000
    Accrued management fee                                                        437,572        442,646
    Accrued interest                                                                3,751         52,010
    Income tax payable                                                             59,455         23,728
    Notes payable                                                                    -         1,098,000
                                                                              -----------    -----------
Total current liabilities                                                       1,290,290      2,120,109

Convertible note payable                                                           25,000         25,000
Minority Interest                                                                  47,891           -

Stockholders' equity
   Preferred Stock, $.01 par value per share, 2,000,000 authorized of which
      1,500 are designated Series A, 12% Cumulative Convertible Preferred,
      1,350 shares issued and outstanding at December 31, 1996                       -                14
   Common Stock, $.0001665 par value per share, 10,000,000
      shares authorized, 1,860,762 shares and 714,967 shares issued and
      outstanding at June 30, 1997 and December 31, 1996 respectively                 310            119
   Additional capital                                                           4,842,439        156,027
   Accumulated deficit                                                         (2,405,177)    (1,187,982)
                                                                              -----------    -----------
         Total stockholders' equity (deficit)                                   2,437,572     (1,031,822)

         Total liabilities and stockholders' equity (deficit)                 $ 3,800,753    $ 1,113,287
                                                                              ===========    ===========


Note: The balance sheet at December 31, 1996 has been extracted from the audited financial statements at that date.

           See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,       JUNE 30,         JUNE 30,         JUNE 30,
                                                                           1997            1996            1997              1996
                                                                        ---------       ----------      ---------         ---------
                                                                       (UNAUDITED)      (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
Operating revenue
     Patient revenue                                                 $ 1,002,068       $  281,973      $ 1,813,947       $  316,022
     Management services income                                          840,392             -             990,755             -
                                                                       ---------        ---------        ---------        ---------
                                                                       1,842,460          281,973        2,804,702          316,022
Direct expenses:
     Salary and consulting costs                                         685,074           97,235        1,101,932          121,287
     Management fees                                                     884,691          117,672        1,241,765          133,048
     Rent                                                                 74,084           61,201          110,735           68,131

     Advertising and marketing                                            28,672            4,577           52,885           10,522

     Bad debt expense                                                    254,483           31,993          473,144           35,000
                                                                       ---------        ---------        ---------        ---------

         Total direct expenses                                         1,927,004          312,678        2,980,461          367,988

General and administrative                                               654,502          168,949        1,029,281          211,045
Depreciation and amortization                                             21,122           12,007           36,303           14,007

Operating deficit                                                       (760,168)        (211,661)      (1,241,343)        (277,018)
Interest expense                                                           1,757            1,655           24,869            1,917
Interest income                                                           44,084             -              47,370              604
Minority interest                                                          5,851          129,919            5,851          152,216
                                                                       ---------        ---------        ---------        ---------

Net loss before income taxes                                            (711,990)         (83,397)      (1,212,991)        (126,115)
Income taxes                                                                 204             -               4,204             -
                                                                       ---------        ---------        ---------        ---------
         Net loss after income taxes                                 $  (712,194)      $  (83,397)     $(1,217,195)      $ (126,115)
                                                                       =========        =========        =========        =========

Net loss per share data (Note C)
     Net loss per share and common equivalent shares                 $     (0.38)      $     -         $     (0.71)      $     -
                                                                       =========        =========        =========        =========

     Weighted average number of common and common
      Equivalent shares outstanding                                    1,860,767             -           1,706,350             -
                                                                       =========        =========        =========        =========

Pro forma net loss per share data (Note C)
     Net loss per share and common equivalent shares                 $     (0.38)      $     (.07)     $     (0.70)      $    (0.11)
                                                                       =========        =========        =========        =========

     Weighted average number of common and common
      Equivalent shares outstanding                                    1,860,767        1,168,055        1,745,016        1,168,055
                                                                       =========        =========        =========        =========





              See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                             JUNE 30,       JUNE 30,
                                                                                              1997           1996
                                                                                           -----------    ----------
                                                                                           (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES
         Net (loss)                                                                       $(1,217,195)    $ (126,115)
         Adjustments to reconcile net loss to net cash
            Used in operating activities
               Minority interest                                                               (5,851)      (152,216)
               Depreciation and amortization                                                   36,303         14,007
               Amortization of debt discount                                                    2,000           -
               Recognition of granting of non qualified stock options                           4,271          1,597
               Provision for bad debts                                                        473,144         35,000
               Provision for deferred taxes                                                   (31,523)          -
               Changes in operating assets and liabilities
                  Patient receivables                                                        (988,962)      (241,026)
                  Advances to officers and other current assets                               (78,556)       (15,575)
                  Current tax liability                                                        35,727           -
                  Accounts payable and other current liabilities                              214,973        170,898
                                                                                           -----------    ----------

                           Net cash used in operating activities                           (1,555,669)      (313,430)

Investing activities
Purchase of equipment                                                                        (168,975)      (142,321)
                                                                                           -----------    ----------
                           Net cash used in investing activities                             (168,975)      (142,321)


Financing activities
Payment of bridge notes                                                                    (1,100,000)          -
Proceeds (payments) from notes payable                                                         17,481           -
Proceeds from sale of common stock                                                          4,686,060           -
Proceeds from exercising of stock options                                                        -             1,430
Proceeds from sale of equity in Complete Wellness Centers, LLC                                   -           425,000
Investment of minority shareholders in CWIPA                                                   50,000           -
                                                                                           -----------    ----------

                           Net cash provided by financing activities                        3,653,541        426,430

Net increase in cash and cash equivalents                                                   1,928,897        (29,321)
Cash and cash equivalents at beginning of year                                                298,509         63,834
                                                                                           -----------    ----------

                           Cash and cash equivalents at end of year                       $ 2,227,406     $   34,513
                                                                                           ===========    ==========




            See notes to condensed consolidated financial statements

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Note B - Initial Public Offering

         On February 24, 1997, the Company successfully completed an initial public offering of 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants from which it received net proceeds, after giving effect to the underwriting discount and non-accountable expenses, of approximately $5,281,000. The offering proceeds were received by the Company in February 1997. In addition, the Company incurred approximately $595,000 in transaction costs in connection with the offering.

         On March 20, 1997, the underwriter exercised 36,776 redeemable common stock purchase warrants from a possible 150,000 included in the over-allotment option. After giving effect to the underwriting discount, the Company received approximately $3,200 in March 1997.

Note C - Net Loss Per Share

         The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. During the second and third quarters 1996 the Company issued 110,000 and 37,667 shares of common stock. An additional 1,145,800 shares of common stock were issued on February 19, 1997 in connection with the Company's initial public offering and conversion of preferred stock to common stock. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 83, options to purchase Common Stock issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing of the registration statement related to the initial public offering have been included in the computation of net loss per share as if they were outstanding for all periods presented prior to the initial public offering (using the treasury method assuming repurchase of common stock at the estimated initial public offering price). Other shares issuable upon the exercise of stock options or conversion of redeemable convertible preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. Subsequent to the Company's initial public offering, options under the treasury stock method are included to the extent they are dilutive. Weighted average shares used to calculate the pro forma net loss per share differs from the weighted average on a historical basis due primarily to the inclusion of the shares of Common Stock resulting from the assumed conversion at the beginning of the applicable period of the Series A Convertible Preferred Stock.

Note D - New Subsidiaries

         During May 1997, the Company incorporated three new wholly owned subsidiaries, Complete Wellness Research Institute, Inc. (CWRI) and Complete Wellness Education, Inc. (CWEI), both Delaware corporations; and Complete Billing, Inc. (CBI), a Florida corporation. The results of operations of these companies are included in the Company's June 30, 1997 consolidated financial statements. During the three months and six months ended June 30, 1997, CWRI had a net loss of $22,564, CWEI had no operating activity and CBI had a net loss of $10,129. The net losses recorded are primarily related to start up expenses not capitalized.

         During May 1997, the Company entered into an agreement to become the majority shareholder of a new Delaware corporation, Complete Wellness Independent Physicians Association, Inc. (CWIPA). In accordance with the agreement, the Company acquired 86.67% of the common stock of CWIPA in return for $50,000 of initial capital and a commitment to provide up to $850,000 in additional working capital or guarantees. Approximately $31,000 of additional capital was provided in June 1997. The remaining 13.33% ownership is held by the management of CWIPA. Management of CWIPA is subject to employment agreements that provide them salary, annual bonuses equal to 10% of CWIPA annual pretax income and a stock option plan with 3,500 CWIPA shares. During the three months and six months ended June 30, 1997, CWIPA had net losses of $43,984, of which the Company's share is $38,134. The financial statements of CWIPA are consolidated with those of the Company.

         Subsequent to June 30, 1997 the Company acquired all of the operating assets and business of the Oxford Health Plan's Smokenders program, for $50,000 in cash and a royalty equal to 5% of the Smokenders revenues for a period of ten years. Smokenders 1997 operating results prior to the acquisition are not significant in comparison to those of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, and in other sections of this Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this report.

         The Company was established in November 1994. From its inception until March 1995, the Company raised funds privately and developed the corporate infrastructure, protocols, policies and procedures required to commence its plan to develop multi-disciplinary medical clinics. In March 1995, the Company formed Complete Wellness Centers, LLC ("CWC, LLC") as a vehicle for raising capital needed to open medical clinics. The Company is the managing member of CWC, LLC, has a 1% equity interest and has obtained irrevocable and permanent voting proxies from the holders of a majority of ownership interests in CWC, LLC. The Company consolidates the financial statements of CWC, LLC in its financial statements due to its unilateral, perpetual and non-temporary control. In July 1995, CWC, LLC purchased selected assets of a chiropractic practice for the purpose of establishing the Company's first medical clinic. This clinic is a wholly owned subsidiary of CWC, LLC.

         Throughout 1996, CWC, LLC established affiliations with an additional six chiropractic practices using a strategy whereby CWC, LLC forms a medical entity and enters into a long term management agreement with the entity to provide certain administrative and management services. CWC, LLC employs the affiliated chiropractor and one or more medical doctors and subcontracts the daily operations of the medical clinic to the chiropractors' management company. At December 31, 1996, CWC, LLC had one owned and six affiliated medical clinics in operation. During the first quarter of 1997, CWC, LLC revoked the contract of one affiliated clinic. During the second quarter of 1997 CWC, LLC agreed to close one of its clinics as the result of the retirement of the affiliated chiropractor.

         In July 1996, the Company affiliated with a chiropractic practice and formed a medical clinic organized as a professional corporation. The Company entered into a long-term agreement with the professional corporation to provide administrative and management services. Operations at this clinic started in August 1996. Additionally, the Company entered into new affiliation contracts for 33 clinics during 1996. None of the new affiliations were in operation at December 31, 1996.

         During the six months ended June 30, 1997 the Company entered into affiliated contracts for 62 additional clinics, bringing the total under contract to 110. During June 1997, CWC, LLC agreed to close one of its clinics as the result of retirement of the affiliated chiropractor. The Company also started operations in 36 medical clinics, bringing the total in operation to 42.

         During May 1997, the Company incorporated three new wholly owned subsidiaries. Complete Wellness Research Institute, Inc. (CWRI) and Complete Wellness Education, Inc. (CWEI), are Delaware corporations; and Complete Billing, Inc. (CBI), is a Florida corporation. All three companies started operations in May 1997. CWRI plans to provide clinic research and studies to pharmaceutical, vitamin, natural product and medical device manufactures' within the Company's network of clinics. CWEI plans, through its consortium of nationally recognized doctors and authors, to provide education and wellness articles and periodicals to national publications and publishers. CBI is a healthcare billing company, which provides services to medical and chiropractic clinics, both inside the Company's clinic network and to unaffiliated doctors. Included in the Company's June 30, 1997 consolidated financial statements are the results of operations of these companies.

         Also, during May 1997 the Company entered into an agreement to become the majority shareholder of a new company, Complete Wellness Independent Physicians Association, Inc. (CWIPA), a Delaware corporation. The Company holds an 86.67% stake in CWIPA, with 13.33% ownership held by the management of CWIPA. CWIPA plans to build a network of primary, specialty, hospital and ancillary healthcare providers, including the Company's network of clinics, to attract managed care contracts, Medicare, Medicaid and federal and state government contracts and self funded corporation contracts. CWIPA started operations in June 1997. Included in the Company's June 30, 1997 consolidated financial statements are the results of operations of this company, with effect given to the 13.33% minority interest.

Results from Operations

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

Revenue. During the three and six months ended June 30, 1997 the Company had total revenue of $1,842,460 and $2,804,702 respectively, as compared to $281,973 and $316,022 for the three and six months ended June 30, 1996. The increase of $1,560,487 for the three month period was due primarily to the net addition of thirty-nine Integrated Medical Centers after March 1996. The increase of $2,488,680 for the six month period was due to the net addition of thirty-six Integrated Medical Centers after June 1996.

Salary and Consulting Costs. During the three and six months ended June 30, 1997, the Company incurred salary and consulting costs of $685,074 and $1,101,932, respectively as compared to $97,235 and $121,287 for the three and six months ended June 30, 1996. The increase of $587,839 for the three month period was due to an increase in the costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters and the medical capacity at the clinics. The increase of $980,645 for the six month period was due to commencement of normal salaries for certain executive officers who served without salary until February of 1997 and the hiring of additional employees in the administrative capacity at the corporate headquarters and the medical capacity at the clinics.

Management Fees. During the three and six months ended June 30, 1997, the Company incurred management fees of $884,691 and $1,241,765, respectively, as compared to $117,672 and $133,048 for the three and six months ended June 30, 1996. These are fees that are paid to the affiliated chiropractors' management companies for managing the day-to-day operations of the Integrated Medical Centers. The increase of $767,019 for the three month period was due primarily to the net addition of thirty-nine Integrated Medical Centers after March 1996. The increase of $1,108,717 for the six month period was due primarily to the net addition of thirty-six Integrated Medical Centers after March 1996.

Rent. During the three and six months ended June 30, 1997, the Company incurred rent expense of $74,084 and $110,735, respectively, as compared to $61,201 and $68,131 for the three and six months ended June 30, 1996. Rent consists of amounts incurred for office space and certain equipment by the Company at the medical clinics. Rent for space and equipment for the medical clinics is paid when the accounts receivable of the medical clinic are collected by the medical clinic. The increase of $12,883 for the three month period was due primarily to the net addition of thirty nine Integrated Medical Centers after March 1996. The increase of $42,604 for the six month period was primarily due to the net addition of thirty six Integrated Medical Centers after June 1996.

Advertising and Marketing. During the three and six months ended June 30, 1997, the Company incurred advertising and marketing expenses of $28,672 and $52,885, respectively, as compared to $4,577 and $10,522 for the three and six months ended June 30, 1996. The increase of $24,095 for the three month and the increase of $42,363 for the six month period was attributable to additional national advertising for marketing and clinic recruitment purposes.

Bad Debt Expense. During the three and six months ended June 30, 1997, the Company incurred bad debt expense of $254,483 and $473,144, respectively as compared to $31,993 and $35,000 for the three and six months ended June 30, 1996. The Company has adopted a policy of fully reserving for any accounts receivable that are not collected within 90 days. The increase of $222,490 for the three month period was due to an increase related to reserves for doubtful accounts of $222,490. The increase of $438,144 for the six month period was due to an increase in reserves for doubtful accounts of $438,144.

General and Administrative. During the three and six months ended June 30, 1997, the Company incurred general and administrative expenses of $654,502 and $1,029,281, respectively as compared to $168,949 and $211,045 for the three and six months ended June 30, 1996. The increase of $485,553 for the three month period was due primarily to the net addition of thirty nine Integrated Medical Centers after March 1996 and consists of an increases of (i) $78,341 in insurance costs, (ii) $187,645 in professional fees, (iii) $55,192 in travel and entertainment costs and (iv) $122,135 in various costs such as automobile, telephone, postage and printing and reproduction. The increase of $818,236 for the six month period was due primarily to the net addition of thirty nine Integrated Medical Centers after March 1996 and consists of an increases of (i) $117,924 in insurance costs, (ii) $127,860 in professional fees, (iii) $76,275 in travel and entertainment costs and (iv) $142,998 in various costs such as automobile, telephone, postage and printing and reproduction.

Depreciation and Amortization. During the three and six months ended June 30, 1997, the Company recognized depreciation and amortization expense of $21,122 and $36,303, respectively, as compared to $12,007 and $14,007 for the three and six months ended June 30, 1996. The increase of $9,115 for the three month period and $22,296 for the six month period resulted from the addition of fixed assets, primarily computer equipment, with depreciable lives of five years or less.

Interest Income. During the three and six months ended June 30, 1997, the Company had interest income of $44,084 and $47,370, respectively, as compared to $0 and $604 for the three and six months ended June 30, 1996. The increase of $44,084 for the three month period and $46,766 for the six month period resulted from the investment of funds as a result of the Company's Initial Public Offering in a series of short term securities.

Interest Expense. During the three and six months ended June 30, 1997, the Company had interest expense of $1,757 and $24,869, respectively, as compared to $1,655 and $1,917 for the three and six months ended June 30, 1996. The increase of $102 for the three month period was due to an interest adjustment and the increase of $22,952 for the six month period resulted from additional interest expense associated with the bridge financing loan repaid in February 1997.

Liquidity and Capital Resources

         The Company has experienced net losses, negative cash flow from operations and an accumulated deficit each month since its inception. For the three and six months ended June 30, 1997 the Company had incurred net losses of $712,194 and $1,217,195 respectively, as compared to $83,397 and $126,115 for the three and six months ended June 30, 1996. At June 30, 1997, the Company had working capital of $2,162,176 and an accumulated deficit of $2,405,177. Net cash used in operations for the three and six months ended June 30, 1997 was $991,297 and $1,555,669, respectively, as compared to $145,285 and $313,430 for the three and six months ended June 30, 1996. Negative cash flow for each period was attributable to net losses in such periods and increases in accounts receivable net of accounts payable and other current liabilities. For the three and six months ended June 30, 1997, the Company used $114,197 and $168,975, respectively, as compared to $132,696 and $142,321 for the three and six months ended June 30, 1996 for purchases of equipment.

         On February 24, 1997, the Company successfully completed an initial public offering of its equity securities. Net proceeds to the Company after expenses of the Offering were $4,965,000. Of the net proceeds, the Company repaid approximately $1,100,000 of principal and $24,000 of interest to secured lenders who participated in a bridge financings in July and August 1996. Additionally, $121,000 of the proceeds was used to pay accrued salaries.

         The Company intends to develop no fewer than 48 additional medical clinics by December 31, 1997, including one in connection with a strategic alliance. The average cost to the Company to develop a medical clinic is approximately $10,000. The Company believes the average cost to the Company to develop a medical center connected with a strategic alliance will be approximately $75,000. The Company is financing its expansion strategy with a portion of the net proceeds of the offering.

         CWC, LLC experienced negative cash flow for the three and six months ended June 30, 1997 of $8,762 and $250,915. The cash flow shortfall was offset by advances from the Company of $10,000 and $32,150 for the three months and six months then ended. Two of the seven clinics developed under CWC, LLC have ceased operations. At June 30, 1997, CWC, LLC has negative equity of approximately $269,000 and a deficit in working capital of approximately $506,000. To the extent that the remaining medical clinics do not provide sufficient cash flow to meet the short term needs of CWC, LLC, the Company, at this time, intends to continue to provide cash advances.

         Under the shareholders agreement for CWIPA, the Company provided funding for start up costs of approximately $81,000 in the quarter ended June 30, 1997. A commitment remains for funding of an additional $820,000 through March 31, 1998. This funding is intended to be provided through existing cash resources and additional financing arrangements of the Company.

         The acquisitions and the planned development of the Smokenders program through the next twelve months is expected to require an additional cash needs of approximately $170,000. This funding is intended to be provided from existing cash resources and additional financing arrangements of the Company.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the June 25, 1997 annual shareholders meeting, shareholders approved the re-election of the Board of Directors in addition to the appointment of two new Board of Directors members; Dr. Eric S. Kaplan and Jason Elkin. Also at that meeting, the shareholders approved a 200,000 share increase in the 1996 Stock Option Plan and gave approval to retain Ernst and Young, LLP as the Company's auditors for 1997.

ITEM 5.  OTHER INFORMATION

         1) New subsidiary Articles of Incorporation
         2) Complete Wellness Independent Physician Association shareholders agreement
         3) Smokenders shareholders agreement

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 1997                        Complete Wellness Centers, Inc.


                                             By  /s/ E. Eugene Sharer

                                             E. Eugene Sharer - President and
                                                   Chief Financial Officer