Form 10QSB
period 1997-09-30
COMPLETE WELLNESS CENTERS INC
filed 1997-11-14
CIK 1022828

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                QUARTERLY REPORT
                        UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                             COMMISSION FILE NUMBER
                                    0-22115

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

              ---------------------------------------------------
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X          No
                                ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity, at September 30, 1997: 1,903,833.

================================================================================

                     INDEX COMPLETE WELLNESS CENTERS, INC.

                                  FORM 10-QSB

                                     INDEX

                                                                                            PAGE
                                                                                            ----
Part I.    FINANCIAL INFORMATION.........................................................     1
Item 1.    Financial Statements (Unaudited)..............................................     1
           Condensed Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996....................................     1
           Condensed Consolidated Statement of Operations
             Three months ended September 30, 1997 and September 30, 1996
             Nine months ended September 30, 1997 and September 30, 1996.................     2
           Condensed Consolidated Statement of Cash Flows
             Three months ended September 30, 1997 and September 30, 1996................     3
           Notes to Condensed Consolidated Financial Statements..........................     4
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................................     6
Part II.   OTHER INFORMATION.............................................................    10
Signatures

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                        1997            1996
                                                                     -----------    ------------
                                                                     (UNAUDITED)       (NOTE)

                                             ASSETS
Cash and equivalents..............................................   $   993,224    $    298,509
Patient receivables, net of allowance for doubtful accounts
  of $1,335,951 and $143,422......................................     1,282,723         540,444
Management fees receivables.......................................     1,857,655           --
Other assets......................................................       204,877          43,232
Deposits..........................................................       159,524           --
Deferred tax assets...............................................        47,010          15,487
                                                                      ----------      ----------
Total current assets..............................................     4,545,013         897,672
Furniture and equipment, net......................................       492,416         215,615
                                                                      ----------      ----------
Total assets......................................................   $ 5,037,429    $  1,113,287
                                                                      ==========      ==========
                              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........................   $   909,039    $    412,725
  Accrued wages...................................................         7,288          91,000
  Accrued management fee..........................................     2,180,552         442,646
  Accrued interest................................................         4,251          52,010
Deferred Tax Liability............................................        59,455          23,728
  Notes payable...................................................       159,697       1,098,000
                                                                      ----------      ----------
Total current liabilities.........................................     3,320,282       2,120,109
Convertible note payable..........................................        25,000          25,000
Minority interest.................................................        41,703           --
Stockholders' equity:
  Preferred Stock, $.01 par value per share, 2,000,000 authorized of which 1,500 are designated Series A, 12% Cumulative
     Convertible Preferred, 1,350 shares issued and outstanding at
     December 31, 1996............................................          --                14
  Common Stock, $.0001665 par value per share, 10,000,000 shares authorized, 1,903,833 shares and 714,967 shares issued and
     outstanding at September 30, 1997 and December 31, 1996......           317             119
  Additional capital..............................................     4,824,652         156,027
  Accumulated deficit.............................................    (3,174,525)     (1,187,982)
                                                                      ----------      ----------
Total stockholders' equity (deficit)..............................     1,650,444      (1,031,822)
                                                                      ----------      ----------
Total liabilities and stockholders' equity (deficit)..............   $ 5,037,429    $  1,113,287
                                                                      ==========      ==========

Note: The balance sheet at December 31, 1996 has been extracted from the audited financial statements at that date.

           See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                   1997           1996           1997           1996
                                                -----------    -----------    -----------    -----------
                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Operating revenue:
  Patient revenue............................   $ 1,088,564     $ 553,100     $ 2,902,511    $   869,122
  Management services income.................     1,330,267         4,160       2,321,022          4,160
  Other Income...............................        65,535                        65,535
                                                 ----------    ----------      ----------     ----------
                                                  2,484,366       557,260       5,289,068        873,282
Direct expenses:
  Salary and consulting costs................       873,488       128,006       1,975,420        249,293
  Management fees............................     1,329,597       305,900       2,571,362        438,948
  Rent.......................................        45,771        92,857         156,506        160,988
  Advertising and marketing..................        21,314        26,306          74,199         36,828
  Bad debt expense...........................       305,782        26,608         778,926         61,608
                                                 ----------    ----------      ----------     ----------
Total direct expenses........................     2,575,952       579,677       5,556,413        947,665
General and administrative...................       682,280       335,117       1,711,561        546,162
Depreciation and amortization................        18,203        10,591          54,506         24,598
                                                 ----------    ----------      ----------     ----------
Operating deficit............................      (792,069)     (368,125)     (2,033,412)      (645,143)
Interest expense.............................         3,366        22,312          28,235         24,229
Interest income..............................        35,229         4,059          82,599          4,663
Minority interest............................        17,961        (8,457)         23,812        143,759
                                                 ----------    ----------      ----------     ----------
Net loss before income taxes.................      (742,245)    $(394,835)     (1,955,236)      (520,950)
Income taxes.................................        27,103                        31,307
                                                 ----------    ----------      ----------     ----------
Net loss after income taxes..................   $  (769,348)    $(394,835)    $(1,986,543)   $  (520,950)
                                                                                              ==========
Net loss per share data (Note C)
  Net loss per share and common equivalent
     shares..................................   $     (0.50)    $   (0.32)    $     (1.13)   $     (0.43)
                                                                                              ==========
  Weighted average number of common and
     common equivalent shares outstanding....     1,540,744     1,221,639       1,765,533      1,221,639
                                                                                              ==========
Pro forma net loss per share data (Note C)
  Net loss per share and common equivalent
     shares..................................   $     (0.50)    $   (0.32)    $     (1.11)   $     (0.43)
                                                                                              ==========
  Weighted average number of common and
     common equivalent shares outstanding....     1,540,744     1,221,639       1,791,168      1,221,639
                                                                                              ==========

           See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      ---------------------------
                                                                         1997            1996
                                                                      -----------     -----------
                                                                      (UNAUDITED)     (UNAUDITED)

OPERATING ACTIVITIES
Net loss...........................................................   $(1,986,543)    $  (520,950)
Adjustments to reconcile net loss to net cash used in operating activities:
  Minority interest................................................       (41,703)       (143,759)
  Depreciation and amortization....................................        54,506          24,598
  Amortization of debt discount....................................         2,000           1,960
  Recognition of granting of non-qualified stock options...........        18,964           4,988
  Provision of bad debts...........................................       778,926          70,000
  Provision for deferred taxes.....................................       (31,523)          --
  Changes in operating assets and liabilities:
     Patient receivables...........................................    (1,481,204)       (640,390)
     Management Fee Receivable.....................................    (1,857,655)          --
     Advances to officers and other current assets.................      (281,210)        (35,259)
     Inventory.....................................................       (39,960)          --
     Current tax liability.........................................        35,727           --
     Accounts payable and other current liabilities................     2,262,790         534,160
                                                                        ---------        --------
Net cash used in operating activities:.............................    (2,566,885)       (704,652)
INVESTING ACTIVITIES:
Purchase of equipment..............................................      (332,223)       (184,362)
                                                                        ---------        --------
Net cash used in investing activities:.............................      (332,233)       (184,362)
FINANCING ACTIVITIES:
Payment of bridge notes............................................    (1,100,000)      1,100,000
Proceeds (payments) from notes payable.............................        25,198           --
Proceeds from the sale of common stock.............................     4,686,060              18
Proceeds from exercising of stock options..........................       (17,435)          1,455
Proceeds from the sale of equity in Complete Wellness Centers,
  LLC..............................................................         --            446,000
Investment of minority shareholders in CWIPA.......................        50,000           --
Investment in Smokenders...........................................       (50,000)          --
                                                                        ---------       ---------
Net cash provided by financing activities:.........................     3,593,823       1,547,473
                                                                        ---------       ---------
Net increase in cash and cash equivalents..........................       694,715         658,459
Cash and cash equivalents at beginning of year.....................       298,509          63,834
                                                                        ---------       ---------
Cash and cash equivalents at end of year...........................   $   993,224     $   722,293
                                                                        =========       =========

           See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1997

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Note D - New Subsidiaries

         During May 1997, the Company incorporated three new wholly owned subsidiaries, Complete Wellness Research Institute, Inc. (CWRI) and Complete Wellness Education, Inc. (CWEI), both Delaware corporations; and Complete Billing, Inc. (CBI), a Florida corporation. The results of operations of these companies are included in the Company's September 30, 1997 consolidated financial statements. During the three months and nine months ended September 30, 1997, CWRI had a net loss of $16,928 and $39,492, respectively, CWEI had no operating activity and CBI had a net loss of $1,045 and $11,174, respectively. The net losses are primarily related to start up expenses not capitalized.

         During May 1997, the Company entered into an agreement to become the majority shareholder of a new Delaware corporation, Complete Wellness Independent Physicians Association, Inc. (CWIPA). In accordance with the agreement, the Company acquired 86.67% of the common stock of CWIPA in return for $50,000 of initial capital and a commitment to provide up to $850,000 in additional working capital or guarantees. Approximately $276,000 of the additional working capital was provided through September 1997. The remaining 13.33% ownership is held by the management of CWIPA. Management of CWIPA is subject to employment agreements that provide them salary, annual bonuses equal to 10% of CWIPA annual pretax income and a stock option plan with 3,500 CWIPA shares. During the three months and nine months ended September 30, 1997, CWIPA had net losses of $130,571 and $ 174,555, respectively, of which the Company's share is $112,609 and $150,743, respectively. The financial statements of CWIPA are consolidated with those of the Company.

During July 1997 a subsidiary of the Company acquired all of the operating assets and business of Oxford Health Plan's Smokenders program for $50,000. The subsidiary, Complete Wellness Smoking Cessation, Inc. (Smokenders) also agreed to pay Oxford Health Plan a royalty of 5% on gross revenues for a 10 year period. In forming Smokenders, the Company contributed $50,000 cash and a commitment to provide working capital as needed in an amount not to exceed $198,000 in return for 88.23% of the common stock. Robert J. Mrazek, the CEO of Smokenders and a director of the Company is to contribute $22,000 in promissory notes in return for 11.77% of the common stock. The promissory notes from Mr. Mrazek will accrue interest at 8%. Unpaid interest and principal on the promissory notes will be payable no later than September 30, 2000. Under the terms of Mr. Mrazeks' employment agreement, he will be granted options to purchase up to an additional 13.23% ownership of Smokenders, subject to certain time vesting. If the options are exercised, it will result in Mr. Mrazek holding 25% ownership of Smokenders. The exercise price of the options are $ .01 per share, vesting 50% on August 1, 1998 and 1999. The financial statements of Smokenders are consolidated with those of the Company. During the three months ended September 30, 1997 Smokenders had net losses of $41,063 all of which were recognized by the Company.

On September 22, 1997, the Company signed a letter of intent with Nutri/System, L.P. to acquire a national network of 147 weight management centers and RxPress, Inc. a mail order pharmacy. The acquisition is subject to signing of a definitive agreement, the completion of due diligence, approval by both boards, and the Company obtaining necessary financing for the completion of the acquisition. In anticipation of a definitive agreement, the Company placed a deposit with Nutri/System, L.P. in the amount of $150,000 and received an exclusive right to acquire a minimum of seven centers, of the Company's choice, currently owned by Nutri/System, L.P. for one dollar each in the event this acquisition is not consummated; otherwise, the deposit will be applied to the final acquisition.

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

         Throughout 1996, CWC, LLC established affiliations with an additional six chiropractic practices using a strategy whereby CWC, LLC forms a medical entity and enters into a long term management agreement with the entity to provide certain administrative and management services. CWC, LLC employs the affiliated chiropractor and one or more medical doctors and subcontracts the daily operations of the medical clinic to the chiropractors' management company. At December 31, 1996, CWC, LLC had seven medical clinics in operation. During the first quarter of 1997, CWC, LLC closed one clinic. During the second quarter of 1997 CWC, LLC agreed to close an additional clinic as the result of the retirement of the affiliated chiropractor.

         In addition to the clinics owned by CWC, LLC, the Company has directly formed 22 medical corporations with similar affiliation contracts for an additional 23 clinics, of which 20 are in operation September 30, 1997. The operations of all owned medical corporations are included in the consolidated financial statements of the company.

         In locations were corporate ownership of medical clinics is prohibited by law, the Company provides similar administrative and management services for a fee to professional corporations owned by physician(s). These professional corporations provide similar services to patients and operate in a similar fashion to the medical corporations owned by the Company. As of September 30, 1997 the Company had 44 of such management service contracts in operation.

         During May 1997, the Company incorporated three new wholly owned subsidiaries. Complete Wellness Research Institute, Inc. (CWRI) and Complete Wellness Education, Inc. (CWEI), are Delaware corporations; and Complete Billing, Inc. (CBI), is a Florida corporation. Two of the three companies started operations in May 1997. CWEI has not yet begun operations. CWRI provides clinic research and studies to pharmaceutical, vitamin, natural product and medical device manufactures' within the Company's network of clinics. CWEI, through its consortium of nationally recognized doctors and authors, will provide education and wellness articles and periodicals to national publications and publishers. CBI is a healthcare billing company, which provides services to medical and chiropractic clinics, both inside the Company's clinic network and to unaffiliated doctors. Included in the Company's September 30, 1997 consolidated financial statements are the results of operations of these companies.

         Also, during May 1997 the Company entered into an agreement to become the majority shareholder of a new company, Complete Wellness Independent Physicians Association, Inc. (CWIPA), a Delaware corporation. The Company holds an 86.67% stake in CWIPA, with 13.33% ownership held by the management of CWIPA. CWIPA plans to build a network of primary, specialty, hospital and ancillary healthcare providers, including the Company's network of clinics, to attract managed care contracts, Medicare, Medicaid and federal and state government contracts and self funded corporation contracts. CWIPA began developing its provider network in June 1997. It is anticipated that CWIPA will be ready to enter into contracts to provide access to it's network in 1998. Included in the Company's September 30, 1997 consolidated financial statements are the results of operations of this company, with effect given to the 13.33% minority interest.

         During July 1997 a subsidiary of the Company acquired all of the operating assets and business of Oxford Health Plan's Smokenders program for $50,000. The subsidiary, Complete Wellness Smoking Cessation, Inc. (Smokenders) also agreed to pay Oxford Health Plan a royalty of 5% on gross revenues for a 10 year period. In forming Smokenders the Company contributed $50,000 cash and a commitment to provide working capital as needed in an amount not to exceed $198,000 in return for 88.23% of the common stock. Robert J. Mrazek, the CEO of Smokenders and a director of the Company is to contribute $22,000 in promissory notes in return for 11.77% of the common stock. The promissory notes from Mr. Mrazek will accrue interest at 8%. Unpaid interest and principle on the promissory notes will be payable no later than September 30, 2000. Smokenders plans to market its smoking cessation behavioral modification program to corporations, federal and state government agencies and individuals as well as seek strategic alliances with pharmaceutical companies to develop an adjunct product for nicotine replacement therapies. Additionally, the Smokenders program will be offered in the Company's medical clinics. Smokenders started operations in August 1997. Included in the Company's September 30, 1997 consolidated financial statements are the results of operations of this company.

         On September 22, 1997, the Company signed a letter of intent with Nutri/System, L.P. to acquire a national network of 147 weight management centers and RxPress, Inc. a mail order pharmacy. The acquisition is subject to signing of a definitive agreement, the completion of due diligence, approval by both boards, and the Company obtaining necessary financing for the completion of the acquisition. In anticipation of a definitive agreement, the Company placed a deposit with Nutri/System, L.P. in the amount of $150,000 and received an exclusive right to acquire a minimum of seven centers, of the Company's choice, currently owned by Nutri/System, L.P. for one dollar each in the event this acquisition is not consummated; otherwise, the deposit will be applied to the final acquisition.

Results from Operations

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine months ended September 30, 1996

Revenue. During the three and nine months ended September 30, 1997 the Company had total revenue of $2,484,366 and $5,289,068, respectively, as compared to $554,260 and $873,282 for the three and nine months ended September 30, 1996, respectively. The increase of $1,930,106 for the three month period was due primarily to the net addition of twenty owned medical clinics and forty four managed clinics after June 1996. The increase of $4,415,786 for the nine month period was due to the net addition of twenty owned medical clinics and forty three managed clinics after September 1996.

Salary and Consulting Costs. During the three and nine months ended September 30, 1997, the Company incurred salary and consulting costs of $873,488 and $1,975,420, respectively as compared to $128,006 and $249,293 for the three and nine months ended September 30, 1996, respectively. The increase of $745,482 for the three month period was due to an increase in the costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters and the medical capacity at the clinics and salary costs at the various subsidiaries. The increase of $1,726,127 for the nine month period was due to commencement of normal salaries for certain executive officers who served without salary until February of 1997 and the hiring of additional employees in the administrative capacity at the corporate headquarters and the medical capacity at the clinics and salary costs at the various subsidiaries.

Management Fees. During the three and nine months ended September 30, 1997, the Company incurred management fees of $1,329,597 and $2,571,362, respectively, as compared to $305,900 and $438,948 for the three and nine months ended September 30, 1996, respectively. These are fees that are paid to the affiliated chiropractors' management companies for managing the day-to-day operations of the Integrated Medical Centers. The increase of $1,023,697 for the three month period was due primarily to the net addition of twenty owned medical clinics and forty four managed clinics after June 1996. The increase of $2,132,414 for the nine month period was due primarily to the net addition of twenty owned medical clinics and forty three managed clinics after September 1996.

Rent. During the three and nine months ended September 30, 1997, the Company incurred rent expense of $45,771 and $156,506, respectively, as compared to $92,857 and $160,988 for the three and nine months ended September 30, 1996, respectively. Rent consists of amounts incurred for office space and certain equipment by the Company at the medical clinics. Rent for space and equipment for the medical clinics is paid when the accounts receivable of the medical clinic are collected by the medical clinic. The decrease of $47,086 for the three month period was due primarily to a change in the contract terms and a change in the calculation of space and equipment rent. The decrease of $4,482 for the nine month period was primarily due to the effects of contract terms and rent calculations as mentioned above.

Advertising and Marketing. During the three and nine months ended September 30, 1997, the Company incurred advertising and marketing expenses of $21,314 and $74,199, respectively, as compared to $26,306 and $36,828 for the three and nine months ended September 30, 1996, respectively. The decrease of $4,992 for the three month period was due primarily less aggressive advertising and promotion in the quarter. The increase of $37,371 for the nine month period was attributable to additional national advertising for marketing and clinic recruitment purposes during the first half of 1997.

Bad Debt Expense. During the three and nine months ended September 30, 1997, the Company incurred bad debt expense of $305,782 and $778,926, respectively, as compared to $26,608 and $61,608 for the three and nine months ended September 30, 1996, respectively. The Company has adopted a policy of fully reserving all accounts receivable not collected within 90 days. The increase of $279,174 for the three month period was due to an increase related to reserves for doubtful accounts. The increase of $717,318 for the nine month period was due to an increase in reserves for doubtful accounts.

General and Administrative. During the three and nine months ended September 30, 1997, the Company incurred general and administrative expenses of $682,280 and $1,711,561, respectively, as compared to $335,117 and $546,162 for the three and nine months ended September 30, 1996, respectively. The increase of $347,163 for the three month period was due primarily to the net addition of twenty owned medical clinics and forty four managed clinics after June 1996 and consists of an increase of (i) $7,709 in insurance costs, (ii) $165,786 in professional fees, (iii) $26,989 in travel and entertainment costs (iv) $100,078 in various costs such as automobile, telephone, postage and printing and reproduction, and
(v) $122,790 in costs associated with subsidiary operations. The increase of $1,165,399 for the nine month period was due primarily to the net addition of twenty owned medical clinics and forty three managed clinics after September 1996 and consists of an increase of (i) $125,633 in insurance costs, (ii) $293,646 in professional fees, (iii) $103,264 in travel and entertainment costs
(iv) $243,076 in various costs such as automobile, telephone, postage and printing and reproduction, and (v) $122,790 in costs associated with subsidiary operations.

Depreciation and Amortization. During the three and nine months ended September 30, 1997, the Company recognized depreciation and amortization expense of $18,203 and $54,506, respectively, as compared to $10,591 and $24,598 for the three and nine months ended September 30, 1996, respectively. The increase of $7,612 for the three month period and $29,908 for the nine month period resulted from the addition of fixed assets, primarily computer equipment, with depreciable lives of five years or less.

Interest Income. During the three and nine months ended September 30, 1997, the Company had interest income of $35,229 and $82,599, respectively, as compared to $4,059 and $4,663 for the three and nine months ended September 30, 1996, respectively. The increase of $31,170 for the three month period and $77,936 for the nine month period resulted from the investment of funds as a result of the Company's Initial Public Offering in a series of short term securities.

Interest Expense. During the three and nine months ended September 30, 1997, the Company had interest expense of $3,366 and $28,235, respectively, as compared to $22,312 and $24,229 for the three and nine months ended September 30, 1996, respectively. The decrease of $18,946 for the three month period resulted from the retirement of the bridge financing loan repaid in February 1997. The increase of $4,006 for the nine month period resulted from the bridge financing loan and amortization of loan discount on that loan.

Liquidity and Capital Resources

         The Company has experienced net losses, negative cash flow from operations and an accumulated deficit each month since its inception. For the three and nine months ended September 30, 1997 the Company had incurred net losses of $769,348 and $1,986,543 respectively, as compared to $394,835 and $520,950 for the three and nine months ended September 30, 1996, respectively. At September 30, 1997, the Company had working capital of $1,224,731 and an accumulated deficit of $3,174,525. Net cash used in operations for the three and nine months ended September 30, 1997 was $1,011,216 and $2,566,885, respectively, as compared to $391,222 and $704,652 for the three and nine months ended September 30, 1996, respectively. Negative cash flow for each period was attributable to net losses in such periods and increases in accounts receivable net of accounts payable and other current liabilities. For the three and nine months ended September 30, 1997, the Company used $163,248 and $332,223, respectively, as compared to $42,041 and $184,362 for the three and nine months ended September 30, 1996, respectively, for purchases of equipment.

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

         The Company intends to develop no fewer than 20 additional medical clinics by December 31, 1997. The average cost to the Company to develop a medical clinic is approximately $10,000. The Company is financing its expansion strategy with a portion of the net proceeds of the offering.

         CWC, LLC experienced negative cash flow for the nine months ended September 30, 1997 of approximately $80,000. The cash flow shortfall was offset by advances from the Company for the nine months then ended. Two of the seven clinics developed under CWC, LLC have closed. At September 30, 1997, CWC, LLC has negative equity of approximately $327,000 and a deficit in working capital of approximately $563,331. To the extent that the five remaining medical clinics do not provide sufficient cash flow to meet the short term needs of CWC, LLC, the Company, at this time, intends to continue to provide cash advances.

         Under the shareholders agreement for CWIPA, the Company provided funding for start up costs of approximately $81,000 in the quarter ended September 30, 1997. A commitment remains for funding of an additional $739,000 through March 31, 1998. The acquisitions and the planned development of the Smokenders program through the next twelve months is expected to require additional cash needs of approximately $170,000. The acquisition of the Nutri/System, L.P. weight management centers and RxPress, Inc. mail order pharmacy is expected to require the Company to obtain additional financing arrangements. The Company is currently evaluating various options and sources of capital to fund these expansion efforts and does not currently anticipate funding these activities from operations or existing cash resources.

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

Date: November 14, 1997               Complete Wellness Centers, Inc.


                                      By:  /s/ E. Eugene Sharer

                                      E. Eugene Sharer - President and
                                           Chief Financial Officer