Form 10KSB40
period 1997-12-31
COMPLETE WELLNESS CENTERS INC
filed 1998-03-31
CIK 1022828

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-KSB

(MARK ONE)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    ------------

                         COMMISSION FILE NUMBER 0-22115

                                 -----------

                        COMPLETE WELLNESS CENTERS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                           52-1910135
       (State or other jurisdiction of      (I.R.S. Employer Identification
                incorporation                           Number)
               or organization)


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1997 were $9,006,874.

     The aggregate market value of all of the voting stock held by non-affiliates outstanding at March 31, 1998, was $5,373,215. The amount was computed by reference to the average bid and asked prices of the Common Stock as of March 31, 1998.

     As of March 31, 1998, 2,149,286 shares of Common Stock were outstanding, and 1,036,776 Redeemable Common Stock Purchase Warrants were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
================================================================================

Complete Wellness Centers, Inc.
Consolidated Financial Statements
10 KSB December 1997



                               TABLE OF CONTENTS

Part I

Item 1           Business
Item 2           Properties
Item 3           Legal Proceedings
Item 4           Submission of Matters to a Vote of Security Holders


Part II

Item 5           Market for Common Equity and Related Stockholder Matters
Item 6           Management's Discussion and Analysis
Item 7           Financial Statements
Item 8           Changes in and Disagreements with Accounts on
                         Accounting and Financial Disclosure


Part III

Item 9           Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act
Item 10          Executive Compensation
Item 11          Security Ownership of Certain Beneficial Owners and Management
Item 12          Certain Relationships and Related Party Transactions
Item 13          Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Complete Wellness Centers, Inc. (the "Company" or "CWC") was incorporated under the laws of the State of Delaware in November 1994. The Company completed an initial public offering of Common Stock and Redeemable Common Stock Warrants in February 1997. The Company controls, either through 100% or majority ownership, seven separate independent operating subsidiaries and is the managing member of a limited liability corporation. The Company provides administrative support services to all its subsidiaries including: (1) management services; (2) legal services; (3) accounting services; (4) purchasing services; and (5) support services. All of the subsidiaries are focused in the health care industry and each delivers a unique product or service sold to consumers directly or through their sister companies.

     Complete Wellness Medical Centers, Inc. ("CWMC") was incorporated under the laws of the State of Delaware in August 1997. The Company is a 100% owner of CWMC. CWMC develops multi-disciplinary medical centers ("Integrated Medical Centers") and furnishes certain support services to such facilities. The Integrated Medical Centers combine, in one practice, at the same location, traditional health care providers, such as physicians and physical therapists and alternative health care providers, such as chiropractors, acupuncturists and massage therapists. At December 31, 1997 CWMC was managing 85 Integrated Medical Centers in 19 States and had 54 additional agreements with chiropractors to develop and manage 51 Integrated Medical Centers in 2 additional states.

     CWMC develops Integrated Medical Centers generally through affiliations with chiropractors (the "Affiliated Chiropractors") and their existing chiropractic practices. Management endeavors to enter into an agreement with a chiropractor who has an existing chiropractic practice in a convenient location and who is an individual who has demonstrated the entrepreneurial skills to build a practice. The existing practice is used as a base for the development of an Integrated Medical Center. Typically, CWMC establishes a new Integrated Medical Center by forming a medical corporation, which is a general business corporation wholly-owned by the company or a professional corporation that is physician-owned, depending upon the applicable state law. The Affiliated Chiropractor establishes a management company which contracts with CWMC to provide day-to-day management of the Integrated Medical Center.

     CWMC's development strategy is to develop additional Integrated Medical Centers in local or regional groups or clusters. CWMC plans to continue to develop Integrated Medical Centers through affiliations with chiropractors and their existing practices and health clubs and intends to begin development of Integrated Medical Centers in connection with corporations, government offices, or other organizations, in which cases the Integrated Medical Centers would be developed in places such as office buildings.

     Complete Billing, Inc. ("CBI") was incorporated under the laws of the State of Delaware in May 1997. The Company is a 100% owner of CBI. CBI is a health care billing company, which provides a full range of billing and collecting services to medical and chiropractic clinics both inside the Company's network and to unaffiliated doctors. CBI contracts with its clients on a fixed fee of collection basis, unless state law dictates otherwise, which ranges from 5%-8% of collections. CBI has regional locations in Florida, Maryland and New Jersey. At December 31, 1997 CBI had 19 contracts representing 20 clinics in 8 states.

     Optimum Health Services, Inc. ("OHS"), formerly known as Complete Wellness Independent Physicians Association ("CWIPA") was incorporated under the laws of the State of Delaware in May 1997. The Company holds an 86.67% interest in OHS, with 13.33% ownership held by the management of OHS. OHS is a health care Management Services Organization (MSO) currently providing services to Health Maintenance Organizations. The management team joined Complete Wellness with their goal of providing a comprehensive wellness model of care. In addition to developing provider networks, OHS delivers support services which include accepting delegated claims, credentialing, utilization management, quality assurance, marketing, and provider relations functions.

     OHS is a multi-disciplinary integrated delivery system. OHS's 1998 focus is in the Florida market where they have contracted with approximately one thousand physicians (>20% being Primary Care Physicians). In the state of Florida, OHS has contracted more than two hundred complimentary care practitioners in various modalities including but not limited to; acupuncture, chiropractic, nutrition, massage therapy, yoga and tai chi. OHS anticipates expanding into additional states in 1999. OHS typically contracts for a percentage of premium or carve-out pricing for alternative care and wellness products. We provide the following wellness package of services under these same arrangements: smoking cessation, weight management, and complimentary care education programs. OHS has the ability to create innovative relationships for all these services or for a subset thereof.

     OHS network development focuses on contracting in geographically underserved areas. These locations are new sites for payers to provide health care access to their membership. These sites provide payers with expansion capabilities and improve member satisfaction. In addition, these centers typically have patient bases not previously enrolled in managed care programs. This provides payers with an opportunity to expand their member base to new populations which had previously not had access to their products.

     OHS is one of the only companies in the country developing a health care delivery system, which integrates alternative care practitioners under a managed care setting. The management team's experience in managed care makes them uniquely qualified to tailor programs to meet the scrutiny of qualification under insurance settings. OHS has established credentialing protocols and designs of benefit programs for inclusion under any type of insurance arrangement. OHS develops systems for inclusion as a Preferred Provider Organization, an insured benefit rider, and as a service under standard benefit programs.

     The inclusion of physician access and wellness products provides OHS with market differentiation. These value-added services which exceed those services typically provided by Management Services Organizations both in quality and quantity provide OHS with future growth opportunity.

     Complete Wellness Smoking Cessation, Inc. ("Smokenders") was incorporated under the laws of the State of Delaware in July 1997. The Company holds an 88.23% interest in Smokenders, with 11.77% ownership held by management of Smokenders. Smokenders was formerly owned by Oxford Health Plans and was purchased from that company on July 31, 1997. Smokenders markets a patented "Learn to Quit" kit to end users through a national network of trained facilitators. Smokenders' customers include government agencies, corporations, CWMC, CWIPA and individuals.

     Smokenders is an adult education program which has as its goal, not only the cessation of smoking for its clients, but the opportunity to be comfortable as a non-smoker. The company was created in 1969. Since it was founded, more than a million people have successfully quit smoking using the Smokenders' patented techniques. The company is trademarked in more than 20 countries around the world.

     The dynamics of the program recognizes the complexity of smoking addiction and approaches the challenge of dealing with it comprehensively. The program is not based on pandering to the fears of smokers about health hazards or death. Scare tactics are not used.

     Smokenders currently delivers its services in the following  three ways:

     1. The Smokenders traditional seminar program consists of seven weekly meetings, each one about an hour in length, in which clients are provided step-by-step instruction from a trained moderator about ways to modify and then eliminate their smoking habit. In weekly assignments, clients learn about the nature of their addiction, the effects of nicotine on their body, and utilize exercises to reinforce the new habit of non-smoking. They engage in group participation, are put into a buddy system with another smoker and are taught ways to cut back on their nicotine intake.

     2. The Smokenders' "Train the Trainer" program is designed to be used in very large corporations and government agencies. Under this format, Smokenders trains employees within the large organization to deliver the program themselves. They learn in a day-long training seminar how to motivate smokers to quit and effectively guide smokers through the program.

     3. Smokenders also markets a "Learn How To Quit" kit, which includes a set of audio tapes as well as a complementary work-book. This program allows clients to achieve success in the privacy of their own home or workplace.

     A recent survey conducted by the Johns Hopkins University from the records of people who attended the traditional seminar program found that 81% of those who completed the program successfully quit smoking. 46% remained smoke-free after one year, and 38% were still non-smokers after three years.

     The Smokenders system is currently marketed to hospitals, health clinics, weight-loss centers, private corporations, the military services, and other federal and state governmental organizations.

     Complete Wellness Weight Management, Inc. ("CWWM") was incorporated under the laws of the State of Delaware in December 1997. The Company owns 100% of CWWM. CWWM is made up of 56 weight loss centers formerly owned by Nutri/System, L.P. CWWM agreed to purchase the assets of these 56 centers, subject to certain objectives to be accomplished by January 31, 1998 which date constituted the final closing of the purchased assets. CWWM markets, in a retail setting, food, medically supervised weight loss programs and nutritional supplements. Included in the asset purchase is the perpetual right to use the Nutri/System name and logo. The Nutri/System program has both a traditional (non-medical) and medical program.

     The Nutri/System Program is designed to assist in the treatment of obesity. Nutri/System clients receive a comprehensive approach to weight loss involving nutritionally balanced menu plans, wellness and exercise information and one-to-one counseling sessions with a trained Medical Staff.

     The Nutri/System Menu Plan is designed to provide a nutritionally balanced, low fat approach to calorie reduction. Health and wellness information is offered through the Program Participant Manual that has been designed to provide clients with information about lifestyle changes that can benefit their overall health. The Participant Manual also contains information on exercise and activity, to encourage clients to include this component as part of their Nutri/System Program.

     The Traditional Nutri/System Program offers a Maintenance Program that monitors the clients continued progress after they have reached their Goal Weight. Providing support with health and wellness information in this component of the program completes the inclusive Nutri/System.

     The Medical Program was designed to assist in the treatment of obesity using a comprehensive approach to weight loss involving prescription medications, nutritionally balanced menu plans, and wellness and exercise information. In addition, the Medical Program offers professional supervision consisting of scheduled visits with both a Nurse and a Medical Doctor Physician.

     Weight loss authorities currently believe that prescription medications for the treatment of obesity should be used in combination with caloric restriction, behavior modification and exercise. Therefore the Medical Program was developed using the traditional Nutri/System program as its foundation. In this approach, the Staff Physician will prescribe drug combinations to eligible clients following an initial screening process and a medical assessment. Since the Staff Physician only monitors the client's health as it is affected by the Medical Program, the client's personal physician or health care provider will continue to manage the client's other medical needs.

     As with the Traditional Nutri/System Program, clients participating in the Medical Program can utilize the individualized Nutri/System Menu Plan designed to provide a nutritionally balanced, low fat approach to calorie reduction.
The Medical Program also provides a Maintenance Program that incorporates the Traditional Nutri/System Maintenance Program with the medical component, thus rounding out the comprehensive Medical Program.


(b) NARRATIVE DESCRIPTION OF BUSINESS

     The Company's operating strategy is to (i) provide consumers the opportunity to obtain, and the convenience of obtaining, under the supervision of a medical doctor, complementary traditional and alternative medical treatments in one location, (ii) facilitate the efficient provision of high quality patient care through the use of credentialing standards and standardized protocols, (iii) establish Integrated Medical Centers in local and regional clusters for purposes of obtaining managed care contracts, (iv) assist in marketing the Integrated Medical Centers regionally and nationally on a coordinated basis and furnish them management, marketing, financing and other advice and support, and (v) achieve operating efficiencies and economies of scale through the implementation of an integrated management information system, the rotation of health care providers among Integrated Medical Centers, increased purchasing power with suppliers, and standardized protocols, administrative systems, and procedures.

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

     Establish Networks of Integrated Medical Centers to Obtain Managed Care Contracts. A key component of the Company's operating strategy is to attract both health care practitioners and managed care payors. The Company seeks to attract health care practitioners by, among other things, providing them greater access to managed care contracts than they could attain independently and relieving them of certain administrative responsibilities. The Company intends for its local and regional clusters of Integrated Medical Centers to attract managed care contractors by providing single, integrated points of market entry, thereby enabling managed care payors to more efficiently contract for the provision of health care services for patient populations. The Company within its OHS subsidiary credentials its licensed health care practitioners through a credentialing function accredited by the National Committee for Quality Assurance, has drafted new and improved standardized protocols and will develop and implement a utilization management program, for the purpose of attracting and managing its managed care contracts. The Company has signed five
(5) such contracts and will be implementing them in 1998.

     Provide Advice and Assistance. The Company intends to develop and implement advertising and marketing programs for the Integrated Medical Centers primarily at the regional and national levels, utilizing television, radio, and print advertising as well as internal marketing promotions. The name of each Integrated Medical Center includes the words "Complete Wellness Medical Center
(SM)." Each Integrated Medical Center displays signage bearing such words, or the words "Complete Wellness Center (SM)." The Company's goal is to achieve "brand name" awareness of the Integrated Medical Centers. There is no assurance, however, that the Company will be able to realize this goal. An individual Integrated Medical Center may also advertise its services locally, and the Company provides advice in that regard upon request. The Company also agrees to furnish the Integrated Medical Centers management services, financing and other advice and support. By doing so, the Company seeks to relieve providers, to a limited extent, from certain burdens of administering and managing a medical practice.

     Achieve Operating Efficiencies and Economies of Scale. The Company intends and has organized its Integrated Medical Centers into regional groups or clusters to utilize employees and serve patients more effectively, to leverage management and other resources, to increase purchasing power with suppliers, and to facilitate the development of networks of affiliated physicians, chiropractors, and other health care practitioners.

     The Company plans to continue to develop Integrated Medical Centers primarily by affiliating with chiropractors and their existing chiropractic practices. Management endeavors to enter into agreements with chiropractors who are located in convenient locations, and who have demonstrated the entrepreneurial skills to build a practice. The Company believes that such chiropractors will consider affiliation with Integrated Medical Centers to be attractive because they may have greater access to managed care contracts in the future through the Company and its network of Integrated Medical Centers, will be relieved of certain administrative burdens, and may have the opportunity to increase their practice income. An Integrated Medical Center is usually established at the same location as the existing chiropractic practice, although it could be established at a new or separate location.

     The Company has developed Integrated Medical Centers in connection with health clubs. In such cases, the Integrated Medical Center would be established at a location (such as a health club or office building) provided, leased or licensed to the Company by the other party to the alliance. The Company would in turn seek to affiliate with a chiropractor who has an existing chiropractic practice located near the Integrated Medical Center. The chiropractor would maintain his or her existing practice at its existing location, but would arrange to see patients at the Integrated Medical Center as well. If the Company were unable to affiliate with a chiropractor with an existing practice located nearby, a chiropractor without an existing practice would take over and work on site at the Integrated Medical Center.

     Various state and federal laws regulate the relationship between providers of health care services and physicians, and, as such, the Company is subject to these laws and regulations. The Company is also subject to laws and regulations relating to business corporations in general. During the past year and continuing into 1998, the Company has, through its legal counsel, performed a detailed regulatory review in each state in which the Company has established Integrated Medical Centers. The Company believes its operations are in compliance with applicable laws. Every state imposes licensing requirements on individual physicians and on certain other types of health care providers and facilities. Many states require regulatory approval, including licenses to render care or certificates of need, before establishing certain types of heath care facilities or offering services which entail the acquisition of expensive medical equipment.

     The laws of many states prohibit business corporations from engaging in the practice of medicine, such as through employment arrangements with physicians. These laws vary from state to state and are enforced by the state courts and regulatory authorities with broad discretion. The Company does not employ physicians to practice medicine, does not represent to the public that it offers medical services, and does not control or interfere with the practice of medicine by physicians at the Integrated Medical Centers. The Medcorps are formed as general business corporations wholly-owned by the Company in states in which the Company believes general business corporations are permitted to own medical practices. In most states, the Medcorps are formed as professional corporations owned by one or more medical doctors licensed to practice medicine under applicable state law.

     The laws of some states prohibit physicians from splitting professional fees. These statutes are sometimes quite broad and as a result prohibit otherwise legitimate business arrangements. Laws in all states regulate the business of insurance and the operation of health maintenance organizations, or HMOs. Many states also regulate the establishment and operation of networks of health care providers. There are a number of federal laws prohibiting certain activities and arrangements relating to services or items reimbursable by federal or state funded health care programs. Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Amendments," prohibit the offer, payment, solicitation or receipt of any form of remuneration either in return for the referral of federal or state health care reimbursement program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services covered by such federal or state health care funded programs.

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

     The Company's overall strategy is to integrate the services of each of the subsidiaries into the Medical Centers. During 1998, the Company will make available the products and services of the smoking cessation program of Complete Wellness Smoking Cessation as well as the weight loss programs of Nutri/System to its Integrated Medical Centers. Also, it is planned to transition at least half of the CWWM stores and turn them into Integrated Medical Centers.

     The Company has developed and is in the process of implementing a corporate computer network which ties together the major locations of the Company to facilitate data transmission, e-mail, Internet access, Medical Center communications and access to management information and data. It is expected that all entities of the Company and its affiliates will be integrated into the system during 1998.

     As of February 28, 1998, the Company had 147 employees and the operating Medcorps had a total of approximately 400 employees. The Company's 147 employees consisted of 27 in finance and administration and 120 in sales and marketing, mostly in its weight management subsidiary.

ITEM 2.  PROPERTIES

     The Company does not own any property. Effective April 1, 1998, the Company's executive and administrative offices will be located in approximately 6,300 square feet of office space in Washington, D.C. The Company will pay $10,000 per month rent on a 7 year sublease from Crestar Bank. It also leases approximately 1,395 square feet of office space in West Palm Beach, Florida. The lease term began in March 1998 and expires in February 2000. The current monthly rental rate is $1,950 plus 6% sales tax. Both facilities are in satisfactory condition and are adequate for the Company's use.

ITEM 3.  LEGAL PROCEEDINGS

     The Company or its affiliates currently have three legal proceedings in various stages of litigation. A doctor has initiated action against an Integrated Medical Center and the Company for contested back wages. Also, a therapist has initiated a proceeding against another Medical Center for contested back wages. The Company has initiated legal action against two Florida doctors for breach of their agreement with the Company.

     Also, in November, 1997 federal agents served search warrants and subpoenas on the Company and four of its subsidiaries and affiliates. Company records and files were seized. At this time, the government has not brought any action against the Company or any of its subsidiaries, or personnel. The investigation is ongoing at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting held on June 10, 1997, the following items were submitted to the security holders.

     1. to elect a Board of Directors who shall hold office until the next Annual Meeting or until their successors are duly elected and shall have qualified ("Proposal One");

     2. to ratify the selection of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 1997 ("Proposal Two");

     3. to consider and vote upon a proposal to approve an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of the Company's Common Stock that may be issued under the Option Plan by an additional amount of 200,000 shares of the Company's Common Stock ("Proposal Three"); and

     4. to transact such other business as may properly come before the Meeting or any adjournments thereof.

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

                                 COMMON STOCK

                                            HIGH      LOW
                                            ----      ---
                        1st Quarter, 1997   $ 6.00    $ 3.25
                        2nd Quarter, 1997   $ 5.00    $ 3.125
                        3rd Quarter, 1997   $ 4.375   $ 3.00
                        4th Quarter, 1997   $ 4.375   $ 1.375

                                   WARRANTS

                                            HIGH      LOW
                                            ----      ---
                        1st Quarter, 1997   $ 1.43    $ 0.68
                        2nd Quarter, 1997   $ 1.625   $ 1.00
                        3rd Quarter, 1997   $ 2.250   $ 1.125
                        4th Quarter, 1997   $ 2.125   $ 0.75


(b) HOLDERS

     As of December 31, 1997, there were 358 holders of record of the Company's Common Stock and approximately 244 holders of record of its Redeemable Common Stock Purchase Warrants.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, and in other sections of this Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this report.

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

     The Company charges the Medcorp management fees for the goods and services it provides the Medcorp. Such fees are generally based on a periodic determination of the fair market value of such goods and services. The Company also subleases the office space and equipment to the Medcorp for estimated fair market value. With respect to Integrated Medical Centers that serve patients covered by any federal or state funded health care program and certain other Integrated Medical Centers, the management fees are pre-set for one year for flat dollar amounts that represent the fair market value of the goods and services the Company directly furnishes the Medcorp and of the services the Company indirectly furnishes the Medcorp through its arrangement with the Admincorp. The Admincorp charges the Company a monthly fee equal to the sum of the management fees and rent that the Company charges the Medcorp, less a specified fixed amount, however, with respect to certain Integrated Medical Centers. In general, the Company charges the Admincorp a monthly integration fee that is, depending on various factors, 9% to 20% (if the initial term of the agreement is five years) or 10% to 15% (if the initial term of the agreement is ten years) of the sum of (i) the management fee and rent that the Company charges the Medcorp and (ii) the Medcorp's permissible expenses, until the sum reaches $300,000 to $500,000 in any one year, and 10% of the sum for the remainder of that year. (The "Integration Date" is the date on which a medical doctor first sees a patient for an Integrated Medical Center.) With respect to Integrated Medical Centers that serve patients covered by federal or state funded health care programs and certain other Integrated Medical Centers, the integration fees are fixed dollar amounts equal to estimated fair market value of services provided by the Company to the Integrated Medical Centers, subject to a 15% cap. The Company also may charge certain Admincorps an operations fee of $250 per month, subject in certain cases to delayed or contingent effectiveness. Except for the operations fee, however, the fees are simply accrued, and actual payment of them is not required, unless and until, and then only to the extent, that the Medcorps collect on their accounts receivable in excess of certain permitted expenses, such as payroll expenses. If the agreement with the Admincorp is terminated, the Admincorp is generally entitled to receive from the Company 80% of the accounts receivable then due the Company from the Medcorp, less the balance then due the Company from the Admincorp, subject to the Medcorp collecting on its accounts receivable. In the case of certain Integrated Medical Centers, however, the Admincorp is entitled to a pro rata portion of the Medcorp's accounts receivable as of the date of termination, if and when collected.

     The Company's agreements with Affiliated Chiropractors and entities controlled by them relating to the operation and management of the Integrated Medical Centers are generally for initial terms of five or ten years. They may be renewed in five year increments, up to four times, by mutual consent. An Affiliated Chiropractor may terminate such an agreement if the Company materially breaches it and, if the breach is correctable, the Company fails to cure the breach within ten days after written notification. Agreements with respect to four of the Integrated Medical Centers under management are also terminable by the Affiliated Chiropractor if, for example, the combined revenues of the Integrated Medical Center and existing chiropractic practice during the first year after a start-up phase do not exceed 110% of the revenues of the Affiliated Chiropractor's existing chiropractic practice for the one year preceding the date the Affiliated Chiropractor agreed in writing to develop the Integrated Medical Center in conjunction with the Company. The start-up phase is generally three months following the Integration Date. The loss of a substantial number of such agreements, or the loss of a substantial number of Affiliated Chiropractors, would have a material adverse effect on the Company.

     The Company currently plans to use this model for Integrated Medical Centers to be developed pursuant to its expansion strategy, including those in connection with strategic alliances with health clubs, corporations, government offices, or other organizations. In the case of a strategic alliance, however, office space for the Integrated Medical Center would be leased or licensed from the other party to the strategic alliance rather than from the Affiliated Chiropractor or his existing chiropractic practice, and the equipment would be leased or purchased. In this regard, the Company entered into a master license agreement with Bally Total Fitness Corporation in September 1996 to develop Integrated Medical Centers within selected Bally Total Fitness Corporation health clubs throughout the United States. The Company has not yet proceeded with the implementation of the agreement due to delay in selecting the pilot site and Bally's deferral awaiting the outcome of the current government investigation.

     As of December 31, 1997, the Company was managing 85 Integrated Medical Centers. The Company ceased operating seven Integrated Medical Center and plans to dissolve the related Medcorps after having terminated its agreement with the Affiliated Chiropractors and Admincorps. The Company anticipates no material adverse financial effect as a result of such terminations. Of the remaining 78 Integrated Medical Centers, all were developed through CWC, Inc. in 1997.

     The Company integrated many of its existing Integrated Medical Centers within a few weeks after the Affiliated Chiropractors entered into agreements with the Company to develop such Integrated Medical Centers. The Company is now taking up to six months to integrate clinics due to the substantial number of agreements it has pending with chiropractors to develop Integrated Medical Centers.

     The cost to the Company to develop an Integrated Medical Center not connected with a strategic alliance has averaged $10,000. This cost has consisted of such things as computer software, legal fees, professional credentialing, training, an administrative starter kit and travel. The Company believes that the average cost to the Company to develop an Integrated Medical Center in connection with a strategic alliance to be up to $150,000. These funds are expected to be used for leasehold improvements, equipment, professional salaries, information systems and working capital.

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

     The Company intends to develop no fewer than 50 additional Integrated Medical Centers by December 31, 1998. However, there can be no assurance that the Company will develop the Integrated Medical Centers with respect to which it had agreements with chiropractors as of December 31, 1997, will be able to identify and recruit a sufficient number of additional chiropractors, or that the average cost to the Company to develop Integrated Medical Centers will not be greater than those discussed above.

     The Integrated Medical Centers developed prior to the date of the completion of the IPO were financed by the issuance of the Company's notes, shares of Common Stock, and shares of preferred stock, and by the sale of membership interests in CWC LLC. The Integrated Medical Centers intended to be developed by December 31, 1998 are expected to be financed by internal cash flow of the Company and additional financing if necessary.

     During May 1997, the Company incorporated three new wholly owned subsidiaries. Complete Wellness Research Institute, Inc., ("CWRI"), Complete Wellness Education, Inc., ("CWEI"), both corporations of the state of Delaware, and Complete Billing, Inc., ("CBI"), a state of Florida corporation. Two of the three companies started operations in May 1997. CWEI has not yet begun operations. CWRI provides clinic research and studies to pharmaceutical, vitamin, natural product and medical device manufactures' within the Company's network of clinics and has had limited operational results in 1997. CWEI, through its consortium of nationally recognized doctors and authors, will provide education and wellness articles and periodicals to national publications and publishers. CBI is a healthcare billing company, which provides services to medical and chiropractic clinics, both inside the Company's clinic network and to unaffiliated doctors. Included in the Company's September 30, 1997 consolidated financial statements are the results of operations of these companies.

     Also, during May 1997 the Company entered into an agreement to become the majority shareholder of a new company, Complete Wellness Independent Physicians Association, Inc., ("CWIPA"), a Delaware corporation now named Optimum Health Services, Inc. ("OHS"). The Company holds an 86.67% stake in CWIPA, with 13.33% ownership held by the management of CWIPA. CWIPA plans to build a network of primary, specialty, hospital and ancillary healthcare providers, including the Company's network of clinics, to attract managed care contracts, Medicare, Medicaid and federal and state government contracts and self funded corporation contracts. CWIPA began developing its provider network in June 1997. CWIPA has entered into contracts to provide access to its network in early 1998.

     During July 1997, a subsidiary of the Company acquired all of the operating assets and business of Oxford Health Plan's Smokenders program for $50,000. The subsidiary, Complete Wellness Smoking Cessation, Inc., ("Smokenders") also agreed to pay Oxford Health Plan a royalty of 5% on gross revenues for a 10 year period. In forming Smokenders, the Company contributed $50,000 cash and a commitment to provide working capital as needed in an amount not to exceed $198,000 in return for 88.23% of the Common Stock. Robert J. Mrazek, the CEO of Smokenders and a director of the Company is to contribute $22,000 in promissory notes in return for 11.77% of the common stock. The promissory notes from Mr. Mrazek will accrue interest at 8%. Unpaid interest and principle on the promissory notes will be payable no later than September 30, 2000. Smokenders plans to market its smoking cessation behavioral modification program to corporations, federal and state government agencies and individuals as well as seek strategic alliances with pharmaceutical companies to develop an adjunct product for nicotine replacement therapies. Additionally, the Smokenders program will be offered in the Company's Integrated Medical Centers in 1998.

     On September 22, 1997, the Company signed a letter of intent with Nutri/System, L.P. to acquire a national network of 147 weight management centers and RxPress, Inc., a mail order pharmacy. The acquisition was subject to signing of a definitive agreement, the completion of due diligence, approval by both boards, and the Company obtaining necessary financing for the completion of the acquisition. In anticipation of a definitive agreement, the Company placed a deposit with Nutri/System, L.P. in the amount of $150,000 and received an exclusive right to acquire a minimum of seven centers, of the Company's choice, currently owned by Nutri/System, L.P. for one dollar each in the event this acquisition is not consummated; otherwise, the deposit would be applied to the final acquisition. In January, 1998, the Company acquired 56 weight loss centers from Nutri/System, L.P. for the $150,000 and the assumption and assignment of the outstanding lease obligations of the centers of approximately $320,000.


RESULTS OF OPERATIONS

     Twelve months ended December 31, 1997 compared to twelve months ended December 31, 1996:

     Revenue. During the twelve months ended December 31, 1997 and December 31, 1996, the Company had total revenue of $9,006,874 and $1,338,085, respectively. The increase of $7,668,789 was due primarily to the addition of 78 Integrated Medical Centers after December 1996.

     Salary and Consulting Costs. During the twelve months ended December 31, 1997 and December 31, 1996, the Company incurred salary and consulting costs of $3,116,061 and $733,367, respectively. The increase of $2,382,694 was due to an increase of $1,443,337 in costs resulting from the hiring of additional employees at the corporate headquarters, at the new subsidiaries and the Integrated Medical Centers, an increase of $191,511 in compensation expense resulting from the grant of stock options and warrants to purchase Common Stock, the fair market value of which exceeded their exercise price, and an increase of $288,590 resulting from consulting fees in connection with the development of corporate infrastructure and the operation of Integrated Medical Centers.

     Management Fees. During the twelve months ended December 31, 1997 and December 31, 1996, the Company incurred management fees of $3,850,112 and $468,991, respectively. These are fees that are paid to the Affiliated Chiropractors' management companies for managing the day-to-day operations of the Integrated Medical Centers. The fees are paid when the accounts receivable of the Medcorps are collected by the Medcorps. The increase of $3,338,121 was due primarily to the addition of 78 Integrated Medical Centers after December 1996.

     Rent. During the twelve months ended December 31, 1997 and December 31, 1996, the Company incurred rent expenses of $139,081 and $102,149, respectively. Rent consists of amounts paid for office space and certain equipment by the Company and the Medcorps. Rent for space and equipment for the Integrated Medical Centers is paid when the accounts receivable of the Medcorps are collected by the Medcorps. The increase of $36,932 was due primarily to the addition of 78 Integrated Medical Centers after December 1996.

     Advertising and Marketing. During the twelve months ended December 31, 1997 and December 31, 1996, the Company incurred advertising and marketing expenses of $80,616 and $75,907, respectively. The increase of $4,709 was attributable primarily to additional advertising for marketing and recruitment purposes.

     Bad Debt Expense. During the twelve months ended December 31, 1997 and December 31, 1996 the Company incurred bad debt expense of $3,232,111 and $301,618, respectively. The increase of $2,930,493 was due to an increase in reserves for doubtful accounts of $3,682,286 as a result of the addition of 78 Integrated Medical Centers.

     General and Administrative. During the twelve months ended December 31, 1997 and December 31, 1996, the Company incurred general and administrative expenses of $2,775,886 and $1,025,327, respectively. The increase of $1,628,634 was due primarily to the addition of 78 Integrated Medical Centers after December 1996 and consists of an increase of (i) $318,684 in accounting costs and in legal costs, (ii) $22,711 in royalty costs associated with its Smokender subsidiary, (iii) $732,721 in various costs, such as automobile, travel and entertainment, telephone, bank services, and insurance, (iv) $75,000 in costs attributable to a bridge financing completed in December 1997, and (v) $74,851 in costs attributed to acquisition, commissions, and bonuses.

     Depreciation and Amortization. During the twelve months ended December 31, 1997 and December 31, 1996, the Company incurred depreciation and amortization expense of $ 89,245 and $36,698, respectively. The increase of $52,547 resulted from the addition of fixed assets, primarily computer software and equipment, which tend to have depreciable lives of five years or less.

     Interest Income. During the twelve months ended December 31, 1997 and December 31, 1996, the Company had interest income of $88,499 and $12,076, respectively. The increase of $76,423 resulted from the investment of funds as a result of the Company's Initial Public Offering in a series of short term securities.

     Interest Expense. During the twelve months ended December 31, 1997, and December 31, 1996, the Company had interest expenses of $31,041 and $59,094, respectively. The decrease of $28,052 resulted from the retirement of the bridge financing loan repaid in February 1997.

     During 1996, the losses incurred by the consolidated CWC, LLC allocable to the minority interest owners of the CWC, LLC, eliminated all net equity of the minority interest owners. Accordingly, the Company has reflected 100% of the operations of the CWC, LLC in its results of operations, without allocation to the minority interest owners. In addition, the Company's investments in Complete Wellness Smoking Cessation, Inc. represents 100% of the equity funding of that entity. The Company has reflected 100% of the operations, assets, and liabilities of the subsidiary due to the lack of minority interest investment into the Company. The Company's investment in Optimum Health Services, Inc. was made in conjunction with an investment by the minority interest owners. The Company has included the effects of an allocation of approximately $42,000 of the net losses incurred by Optimum Health Services, Inc. for the year ended December 31, 1997 based on the minority interest owners investment in and percentage ownership of Optimum Health Services, Inc.

     The Company has evaluated its tax position as of December 31, 1997 and its expected tax position for the next three to five years and determined that, based on assumptions and estimates utilized in its evaluation, it is more likely than not that the Company will not be able to realize the economic benefits of net operating losses incurred and certain other deferred items. Accordingly, the Company has recorded a valuation allowance representing 100% of the net deferred tax assets and has recognized a net tax provision of zero.

SEASONALITY

     The Company believes that the patient volumes at its Integrated Medical Centers are not significantly affected by seasonality.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced net losses, negative cash flow, a deficit in working capital, and an accumulated deficit each month since its inception. For the years ended December 31, 1997 and December 31, 1996 the Company had incurred a net loss of $(4,176,433) and of $(990,693), respectively. At December 31, 1997, the Company had a working capital deficit of ($291,723), and an accumulated deficit of $(5,364,415). Net cash used in operations for the years ended December 31, 1997 and December 31, 1996 was $(3,320,204) and $(1,117,079), respectively. Negative cash flow for each period was attributable primarily to net losses in each of the periods and increases in accounts receivable net of accounts payable and other current liabilities. For the years ended December 31, 1997 and December 31, 1996, the Company used $370,680 and $194,989, respectively, for purchases of equipment.

     From November 1994 to August 1996 development costs, capital expenditures and working capital needs of the Company were primarily financed through the issuance of notes, shares of Common Stock, and shares of preferred stock of the Company.

     The Company has financed certain start-up operations through the sale of minority interest in those operations. In 1996, approximately $470,000 was raised through a private placement of CWC LLC Class A units. In 1997, approximately $50,000 was raised through the sale of common stock to management of CWIPA.

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

     On December 23, 1997, the Company completed a Bridge Financing of $500,000. This temporary financing was used in the lease payment for the acquisition of assets for Complete Wellness Weight Management, Inc. On January 23, 1998, the $500,000 Bridge Loan was converted to Preferred Stock. (See Note 14, subsequent events). Interest expense on this loan was $1,315 in 1997.

     The Company intends to develop no fewer than 50 Integrated Medical Centers (including the 50 for which it had agreements with chiropractors as of December 31, 1997) during 1998. The average cost to the Company to develop an Integrated Medical Center not connected with a strategic alliance is approximately $10,000. There can be no assurance, however, that the Company will develop the Integrated Medical Centers with respect to which it had agreements with chiropractors as of December 31, 1997, will be able to identify and recruit a sufficient number of additional chiropractors, or that the average costs to the Company to develop Integrated Medical Centers will not be greater than those mentioned above.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's operational equipment or internal computer software that have time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Similar failures in the Company's medical clinic, independent physician's network, or medical billing company operations could result in an impairment of revenue recognition due to significant future obligations, impairment of future services provided by the Company's subsidiaries, or potential other liability.

     The Company began assessing the implications of the Year 2000 during late 1997. At December 31, 1997, the process of evaluation the Company's services, products and internal systems was underway and is expected to be completed in 1998. At this time, the actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not known, but is not expected to be material.


NET OPERATING LOSSES

     At December 31, 1997, the Company and CWC LLC's wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $2,571,922, which expire $192,000 in 2010, $921,000 in 2011, and
$1,458,922 in 2012. The Company files a consolidated federal tax return with its wholly owned subsidiaries. CWC LLC is not included in this tax return. CWC LLC is treated as a partnership for tax purposes and its gains and losses are reflected at each member's level. Further, CWC LLC does not file a consolidated tax return with its subsidiaries. Accordingly, the use of substantially all of the combined net operating loss carryforwards will be limited to use to offset future taxable income of each separate subsidiary in proportion to its share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's Preferred Stock financing and other equity offerings. A valuation allowance of approximately $457,592 has been established at December 31, 1997 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses.


NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, the SEC staff issued Staff Accounting Bulletin No. 98 ("SAB 98"), in February 1998. SAB 98 requires that registrants consider all potentially dilutive securities issued for nominal consideration outstanding for all periods. Under the previous SEC regulations in SAB 83, the Company considered all potentially dilutive securities issued within a twelve month period prior to the initial public offering date at a price below the initial public offering price as outstanding for all periods. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 and SAB 98 requirements. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share in the future were not includedd in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

     In 1997, the Financial Accounting Standards Board issued three statements related to financial statement disclosures, SFAS No. 129, Disclosure of Information about Capital Structure (Statement 129), SFAS No. 130, Reporting Comprehensive Income (Statement 130) and SFA No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131) each standard is effective for years beginning after December 15, 1997. and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of the statements, but does not anticipate that their adoption will have a significant effect on the Company's historical financial statement disclosures.

ITEM 7.  FINANCIAL STATEMENTS

Index                                                                                                                  Page No.
------                                                                                                                 --------

Report of Independent Auditors.....................................................................................     16

Consolidated Balance Sheets as of December 31, 1997 and 1996.......................................................     17

Consolidated Statements of Operations for the Years Ended December 31, 1997 and 1996...............................     18

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
     Ended December 31, 1997 and 1996..............................................................................     19

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996...............................     20

Notes to Consolidated Financial Statements ........................................................................     21

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Complete Wellness Centers, Inc.

     We have audited the accompanying consolidated balance sheets of Complete Wellness Centers, Inc. (the "Company"), as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Complete Wellness Centers, Inc. at December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                             /s/ ERNST & YOUNG LLP

Washington, D.C.
March 30, 1998

                        COMPLETE WELLNESS CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                         YEAR ENDED               YEAR ENDED
                                                                         DECEMBER 31,              DECEMBER 31
                                                                            1996                     1997
                                                                         -----------             ------------
                         ASSETS

Current assets:
  Cash and cash equivalents                                               $  298,509             $   804,924
  Patient receivables, net of allowance for doubtful
    accounts of $143,422 and $3,825,708                                      540,444               2,758,841
  Inventory                                                                        0                  39,483
  Advances to officers and other assets                                       43,232                 437,736
  Deposit                                                                          0                 150,000
                                                                          ----------             -----------
Total current assets                                                         882,185               4,190,984
Furniture and equipment, net                                                 215,615                 504,215
                                                                          ----------             -----------
Total assets                                                              $1,097,800             $ 4,695,199
                                                                          ==========             ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses                                  $  412,725            $ 1,003,865
   Accrued wages                                                              91,000                153,000
   Accrued management fees and leases                                        442,646              3,117,135
   Accrued interest                                                           52,010                  8,298
   Deferred tax liability                                                      8,241                      0
   Advances from affiliates                                                        0                154,976
   Notes payable - current                                                 1,098,000                 45,433
                                                                          ----------             -----------
Total current liabilities                                                  2,104,622              4,482,707
Convertible note payable                                                      25,000                 25,000
Notes payable                                                                      0                500,000
Minority interest                                                                  0                  7,179
Stockholders' equity/(deficit):
   Preferred Stock, $.01 par value per share,
     2,000,000 shares authorized of which 1,500 are
     designated Series A, 12% Cumulative Convertible
     Preferred Stock, no shares currently issued
     and outstanding                                                              14                      0
   Common Stock, $.0001665 par value per share,
     10,000,000 shares authorized, 714,967 shares and
     2,183,598 shares issued and outstanding at December
     31, 1996 and 1997, respectively                                             119                    363
   Additional capital                                                        156,027              5,044,365
   Accumulated deficit                                                    (1,187,982)            (5,364,415)
                                                                          ----------             -----------
Total stockholders' equity/(deficit)                                      (1,031,822)              (319,687)
                                                                          ----------             -----------
Total liabilities and stockholders' deficit                               $1,097,800             $4,695,199
                                                                          ==========             ===========

                            See accompanying notes.

                        COMPLETE WELLNESS CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED         YEAR ENDED
                                                                                        DECEMBER 31,      DECEMBER 31,
                                                                                           1996               1997
                                                                                        -----------       -----------
Operating revenue:
  Patient revenue                                                                        $1,307,859       $ 8,846,772
  Management services income                                                                 30,226            17,974
  Oher income                                                                                     0           142,128
                                                                                         ----------       -----------
Total operating revenue                                                                   1,338,085         9,006,874
Direct expenses:
  Salary and consulting costs                                                               733,367         3,116,061
  Management fees                                                                           468,991         3,850,112
  Rent                                                                                      102,149           139,081
  Advertising and marketing                                                                  75,907            80,616
  Bad debt expense                                                                          301,618         3,232,111
                                                                                         ----------       -----------
Total direct expenses                                                                     1,682,032        10,417,981
General and administrative                                                                1,025,327         2,775,886
Depreciation and amortization                                                                36,698            89,245
                                                                                         ----------       -----------
Operating loss                                                                           (1,405,972)       (4,276,238)
Interest expense                                                                            (59,094)          (31,041)
Interest income                                                                              12,071            88,499
Minority interest                                                                           470,543            42,347
                                                                                         ----------       -----------
Net loss before income taxes                                                               (982,452)       (4,176,433)
Income taxes                                                                                  8,241                 0
                                                                                         ----------       -----------
Net loss after income taxes                                                               ($990,693)      ($4,176,433)
                                                                                         ==========       ===========

Loss per share - basic                                                                       ($1.03)           ($1.98)

Weighted average common shares - basic                                                      965,006         2,113,096


                            See accompanying notes.

                        COMPLETE WELLNESS CENTERS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY/(DEFICIT)



                                          PREFERRED STOCK             COMMON STOCK        ADDITIONAL    ACCUMULATED
                                       SHARES        AMOUNT       SHARES       AMOUNT       CAPITAL       DEFICIT         TOTAL
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1995             1,350          14         567,300        95        137,013        (197,289)       (60,167)
     Issuance of common stock                0           0         110,000        18              0               0             18
     Exercise of stock options for
       shares of Complete Wellness
       Centers, Inc. common stock            0           0          37,667         6          1,449               0          1,455
     Recognition of the granting
       of below market
       common stock                          0           0               0         0         11,645               0         11,645
     Recognition of the granting
       of below market common
       stock warrants                        0           0               0         0          5,920               0          5,920
     Net loss                                0           0               0         0              0        (990,693)      (990,693)
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1996             1,350          14         714,967       119        156,027      (1,187,982)    (1,031,822)
     Issuance of common stock                                    1,000,000       167      4,687,205               0      4,687,372
     Conversion of preferred stock
       to common                        (1,350)        (14)        145,800        24            (10)              0              0
     Exercise of stock options for
       shares of Complete Wellness
       Centers, Inc. common
       stock                                 0           0         146,498        24          4,371               0          4,395
     Exercise of common stock
       warrants of Complete
       Wellness Centers, Inc.
       common stock                          0           0         176,333        29          5,261               0          5,290
     Recognition of the granting
       of below market
       common stock                          0           0               0         0          4,511               0          4,511
     Recognition of the granting
       of below market common
       stock warrants                        0           0               0         0        187,000               0        187,000
     Net loss                                0           0               0         0              0      (4,176,433)    (4,176,433)
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1997                 0          $0       2,183,598      $363     $5,044,365     ($5,364,415)     ($319,687)
                                       ============================================================================================

                            See accompanying notes.

                        COMPLETE WELLNESS CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED      YEAR ENDED
                                                                       DECEMBER 31,   DECEMBER 31,
                                                                          1996            1997
                                                                       -----------    ------------
OPERATING ACTIVITIES
Net loss                                                                 ($990,693)   ($4,176,433)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Minority interest                                                    (470,543)       (42,347)
     Depreciation and amortization                                          36,698         89,245
     Provision for bad debts                                               301,618      3,232,111
     Amortization of debt discount                                           3,920          2,000
     Recognition of the compensatory granting
      of nonqualified stock options                                         11,645          4,511
     Recognition of the granting of common
      stock warrants                                                             0        187,000
     Changes in operating assets and
          liabilities:
          Patient receivables                                             (838,942)    (5,450,508)
          Advances to officers and other
            current assets                                                 (41,479)      (399,964)
          Deferred taxes                                                     8,241         (8,241)
          Accounts payable and other current liabilities                   862,456      3,292,422
                                                                        ----------     ----------
Net cash used in operating activities                                   (1,117,079)    (3,270,204)
INVESTING ACTIVITIES
Deposit for Nutrisystems acquisition                                             0       (150,000)
Purchase of equipment                                                     (194,989)      (370,680)
Investment in Smokenders                                                         0        (50,000)
                                                                        ----------     ----------
Net cash used in investing activities                                     (194,989)      (570,680)
FINANCING ACTIVITIES
Proceeds from bridge notes and warrants                                  1,100,000        500,000
Payment of bridge loan                                                           0     (1,100,000)
Proceeds from sale of common stock                                              18      4,687,205
Proceeds from notes payable                                                      0        200,409
Proceeds from sale of equity in
  complete Wellness Centers, LLC                                           446,000              0
Investment of minority stockholders in CWIPA                                     0         50,000
Payments of notes payable                                                     (730)             0
Exercise of warrants                                                             0          5,290
Exercise of stock options                                                    1,455          4,395
                                                                        ----------     ----------
Net cash provided by financing activities                                1,546,743      4,347,299
                                                                        ----------     ----------
Net increase in cash and cas equivalents                                   234,675        506,415
Cash and cash equivalents at beginning of year                              63,834        298,509
                                                                        ----------     ----------
Cash and cash equivalents at end of year                                  $298,509       $804,924
                                                                        ==========     ==========

                            See accompanying notes.

                        COMPLETE WELLNESS CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1997


1.  ORGANIZATION AND PRESENTATION

     Complete Wellness Centers, Inc. (the "Company") was incorporated in Delaware in November 1994. The Company develops and operates integrated medical delivery systems with a goal of providing consumers with a comprehensive integrated wellness model of care. The current primary operations are integrated medical centers. The Company also operates a medical billing company, a smoking cessation program and is developing an integrated delivery network in Florida.

    Integrated Medical Center Model

     The Company's integrated medical centers are generally developed and operate under agreements whereby the Company will open new Integrated Medical Centers in the same location as chiropractors' existing chiropractic practices (the "Affiliated Practices"). The Integrated Medical Centers will employ a physician (the "MD") on a salaried basis to supervise the provision of health care services. Where permitted by state law, the Integrated Medical Centers will be wholly owned by the Company. In other jurisdictions, the Integrated Medical Centers will be wholly owned by another MD and managed by the Company. The chiropractor will continue to operate his or her existing Affiliated Practice separately from the Integrated Medical Center. The Company will not acquire the Affiliated Practice, its patient base, or its tangible assets. In addition, no consideration will be paid to the chiropractor at inception of the arrangements. As of December 31, 1997 the Company had integrated 85 centers.


2.  SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

     The consolidated financial statements reflect the accounts of Complete Wellness Centers, Inc., which includes 23 wholly owned subsidiaries, and 55 managed Integrated Medical Centers, CWC, LLC, which includes 7 wholly owned subsidiaries, Complete Billing Inc., and its majority owned subsidiaries, Complete Wellness Smoking Cessation, Inc. (88.23%), and Complete Wellness Independent Physicians Association, Inc. (86.67%). Significant inter-company transactions have been eliminated. The financial statements of CWC, LLC are consolidated with the Company's financial statements because the Company has unilateral, perpetual and non-temporary control (via signed irrevocable proxies from the holders of a majority in interest of the membership interests of CWC,
LLC) over the assets and business operations of CWC, LLC and, notwithstanding the lack of technical majority ownership, consolidation of CWC,LLC is necessary to present fairly the financial position and results of operation of the Company. The Company has recorded the net equity of any individuals holding a minority percentage as minority interest.

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

    Inventory

     Inventory is recorded at the lower of cost using the average cost method or net realized value. The Company establishes reserves as appropriate to account for obsolescence of perishable inventory.

    Furniture and Equipment

     Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method at rates intended to amortize the cost of the related assets over their estimated useful lives.

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

    Revenue

     Patient revenue from services is reported at the estimated realizable amounts from patients and third party payors for services rendered. Substantially all of the patient service revenue of the Integrated Medical Centers is paid by the patients and traditional commercial insurers. The Integrated Medical Centers do not currently have any HMO contracts.

     The Company's Integrated Medical Centers provide certain patient services at discounted rates based on the patients' demonstration of financial hardship and need for the services rendered. The amount of discount is based on the level of demonstrable hardship on a case by case basis. The Company and its Integrated Medical Centers are under no obligation to provide such services but do so as a community service. Patient revenues related to such services are recognized net of discounts allowed in the accompanying financial statements. The Company does not measure the level of such services provided.

    Income Taxes

     Income taxes are provided using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases (i.e., temporary differences).

    Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees and certain consultants. The Company has elected to continue to account for stock-based compensation arrangements under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and accordingly recognizes compensation expense for the stock option grants as the difference between the fair value and the exercise price at the grant date. The pro forma information required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which provides a fair-value-based method of accounting alternative to account for stock-based compensation issued to employees and consultants has been disclosed in Note 9.

     In addition, the SEC staff issued Staff Accounting Bulletin
No. 98 ("SAB 98"), issued by the SEC staff in February 1998. SAB 98 requires that registrants in initial public offerings consider all potentially dilutive securities issued for nominal consideration outstanding for all periods. Under the previous SEC regulations in SAB 83, the Company considered all potentially dilutive securities issued within a twelve month period prior to the initial public offering date at a price below the initial public offering price as outstanding for all periods.

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

    New Accounting Pronouncements

     In December 1997, the FASB's Emerging Issues Task Force issued consensus 97-2 "Application of APB Opinion No. 16 and FASB Statement No. 94 to Medical Entities". The standard is effective for fiscal years ending after December 15, 1998. Early adoption is encouraged. The Company elected to adopt the provisions of this standard in the fourth quarter of 1997. Under the provisions of this standard, integrated medical centers that are controlled but not directly owned by the Company should be consolidated in the Company's financial statements. The Company has revised its financial statements for 1997 to reflect such centers on a consolidated basis. Previously, the Company had recognized only the fees derived from these centers through its management agreements. The effect of the change on the 1997 financial statements was not significant. The 1996 financial statements were not restated because the change was inconsequential to those financial statements.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, the SEC staff issued Staff Accounting Bulletin No. 98 ("SAB 98"), in February 1998. SAB 98 requires that registrants consider all potentially dilutive securities issued for nominal consideration outstanding for all periods. Under the previous SEC regulations in SAB 83, the Company considered all potentially dilutive securities issued within a twelve month period prior to the initial public offering date at a price below the initial public offering price as outstanding for all periods. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 and SAB 98 requirements. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

        In 1997, the Financial Accounting Standards Board issued three statements related to financial statement disclosures, SFAS No. 129, Disclosure of Information about Capital Structure (Statement 129), SFAS No. 130, Reporting Comprehensive Income (Statement 130) and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Each standard is effective for years beginning after December 15, 1997 and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of the standards statements, but does not anticipate that their adoption will have a significant effect on the Company's historical financial statement disclosures.


3.  ACQUISITIONS

    Acquired Medical Centers

     In June 1997, CWC, LLC acquired the assets of Complete Wellness Medical Center of Paula Drive, Inc., one of its affiliated Integrated Medical Centers, in exchange for forgiveness of $35,000 of debt and all the assets of the clinic Complete Wellness Medical Center of Dunedin.

    Smokenders

     On July 31, 1997, a subsidiary of the Company acquired substantially all of the assets of a smoking cessation program owned by the Oxford Health Plan (Smokenders) for $50,000. The operating results of Smokenders have been reflected in the accompanying financial statements since acquisition. The acquisition is subject to two royalty arrangements, a 5% royalty on gross revenues for a 10 year period to Oxford Health Plan and 12.4% of revenues with a minimum of $26,000 to the founders of Smokenders. At the same time, the CEO of Smokenders, who is also a Director of the Company acquired an 11.77%
minority interest in Smokenders from the Company in return for a $22,000 promissory note bearing interest at 8% due September 30, 2000. The transaction was accounted for as a purchase. The net purchase price has been allocated for accounting purposes to the assets acquired, primarily the inventory of printed materials.

    Nutri/systems

     On January 31, 1998, a subsidiary of the Company completed the acquisition of 56 weight loss treatment centers from Nutri/system,L.P. The results of operations of these centers will be reflected in the Company's financial statements until February 1998. The centers market, in a retail setting, food, medically supervised weight loss programs and nutritional supplements. The purchase price of the centers included $150,000 in cash that had been deposited with the seller in September 1997 and the assumption of certain lease liabilities and other acquisition costs of approximately $400,000. The transaction was accounted for as a purchase. The purchase price, including acquisition costs has been allocated for accounting purposes to the assets acquired, primarily food inventory.


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Details of the allowance for doubtful accounts receivable are as follows:


                                                                                           December 31,
                                                                                       1996            1997

Beginning Balance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  5,650       $  143,422

Bad Debt Expense    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       301,618        3,232,111

Provision for third party allowances and adjustments                                     -             450,175

Accounts Written Off    . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (163,846)            -
                                                                                     --------       ----------

Ending Balance    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $143,422       $3,825,708
                                                                                     ========       ==========

5.  FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following:


                                                                                                December 31,
                                                                                          --------------------------
                                                                                            1996            1997

Furniture and Equipment (5 year life) . . . . . . . . . . . . . . . .                     $258,804        $ 638,084

Less Accumulated Depreciation and Amortization  . . . . . . . . . . .                     ($43,189)       ($133,869)
                                                                                          --------        ----------

                                                                                          $215,615        $ 504,215
                                                                                          ========        ==========

6.  DEBT

    1997 Bridge Note

     The Company, as part of a new financing (See Note 14), received $500,000 as a Bridge Loan on December 19 1997. This note bears interest at 12% was converted into Preferred Stock on January 23, 1998. The note, along with an additional investment of $4,500,000 was converted into 100,000 shares of 12% convertible Preferred Stock. (See note 14).

    Convertible Note Payable

     CWC, LLC as the result of the acquisition of the Fredericksburg Center, has a $25,000 convertible note payable which bears interest at 8% and is due July 17, 2000. Interest is payable quarterly while the principal is payable in one installment on the due date. The note is secured by a lien on the assets of Complete Wellness Centers of Fredericksburg. In the event of an initial public offering for CWC, LLC, at the lender's option, the note will be convertible into common stock of CWC, LLC at the initial public offering price equal to the face value of the note. This note was retired in February 1998 for $5,000.

    1996 Bridge Note

     On August 15, 1996, the Company completed a private placement of $1.1 million of 12% notes. In connection with the agreement, the lenders have been issued detachable warrants with an exercise price of $0.003 to purchase 183,333 shares of Common Stock. An additional 3,333 warrants with an exercise price of $.003 were given to a broker/dealer as consideration for assisting with the financing. The fair value of the lender and broker/dealer warrants, $5,920, was recognized as a discount on the loan, of which $3,920 was amortized through December 31, 1996. The outstanding notes accrued interest at 12% ($52,010 at December 31, 1996), payable quarterly beginning January 1, 1997. The loan was secured by substantially all of the Company's assets. On February 24, 1997, the principal plus accrued interest was repaid with the proceeds from the initial public offering.


7.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities recognized as of December 31, 1996 and 1997 are presented below:

                                                  December 31,
                                          ----------------------------
                                              1996            1997
                                          -----------      -----------
Deferred tax assets:
     Start-up costs...................    $     --              10,138
     Nonqualified stock options.......        4,658             11,448
     Bad debt expense.................       24,450            388,168
     Operating loss carryforward......      445,080          1,174,844
                                          -----------      -----------
          Total deferred tax assets...      474,188          1,584,598
Less valuation allowance..............     (457,592)        (1,579,770)
                                          -----------      -----------
Net deferred tax assets...............       16,596              4,828
Deferred tax liabilities:
     Depreciation.....................       (1,109)            (4,828)
                                          -----------      -----------
Total deferred tax liabilities........       (1,109)            (4,828)
                                          -----------      -----------
Net deferred tax amount...............     $ 15,487               -0-
                                          ===========      ===========

The Company files a consolidated federal tax return with its wholly owned subsidiaries. CWC, LLC is not included in this tax return. CWC, LLC is treated as a partnership for tax purposes and its gains and losses are reflected at each member's level. CWC, LLC does not file a consolidated tax return with its subsidiaries. At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $2,571,922 and CWC, LLC's wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $603,331, all of which expire between 2010 and 2011. The use of substantially all of the combined net operating loss carryforwards of CWC, LLC will be limited to use to offset future taxable income of each separate subsidiary in proportion to their share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes resulting from the Company's redeemable convertible Preferred Stock financing and other equity offerings.

The Company has a cumulative pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of $457,592 and $ 0 as of December 31, 1996 and 1997, respectively.

     Significant components of the provision for income taxes are as follows for the years ended:


                                                     DECEMBER 31,
                                               -------------------------
                                               1996                1997
Current:
   Federal ............................... $ 16,778                 0
   State..................................    6,950                 0
                                           ---------         ---------
Total current ............................   23,728                 0

Deferred:
   Federal ...............................  (279,856)         (928,516)
   State..................................  (144,308)         (193,662)
   Increase in valuation allowance........   378,677         1,122,178
                                           ---------         ---------
Total deferred............................  (15,487)                0
                                           ---------         ---------
Total provision for income taxes.......... $  8,241                 0
                                           =========         =========


     The effective tax rate on income before income taxes varies from the statutory federal income tax rate for the years ended December 31, 1996 and 1997 as follows:

                                                     DECEMBER 31,
                                               -------------------------
                                               1996                1997
Statutory rate ...........................    (34)%             (34)%
State taxes, net .........................     (4)%              (3)%
Other differences, net ...................       1%                1%
Valuation allowance ......................      38%               36%
                                             ------            ------
                                                 1%                0%
                                             ======            ======


8.  STOCKHOLDERS EQUITY

    Stock Split

     The Company effected a 1 for 3 stock split on November 13, 1996. All share amounts reflected herein have been adjusted to reflect the stock spit.

   Initial Public Offering

     On February 24, 1997, the Company closed on its Initial Public Offering. At this time, 1 million shares of Common Stock, par value $0.0001665, and 1 million redeemable common stock purchase warrants were sold on a public market for $6 per share and $0.10 per warrant, respectively. Net proceeds to the Company after expenses of the Offering were $4,965,000. In conjunction with the offering, all of the Series A (at that time) Preferred Stock then outstanding was converted into 145,800 shares of Common Stock and the Company repaid the principal plus accrued interest relating to the 1996 Bridge Financing Notes.

    Warrants

     The Company issued one warrant for each common share sold in connection with its initial public offering. The warrants are exercisable at any time commencing August 19, 1997 until February 18, 2002 at $7.20 per share. The warrants are subject to adjustment in accordance with the certain anti-dilution commitments and other provisions.


9.  STOCK OPTION PLAN

The Company has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors. Pursuant to the Plan, 800,000 shares of Common Stock have been reserved for issuance. At December 31, 1997 the following options have been granted:


                                          NUMBER OF
                                          OPTIONS/
                                          WARRANTS    EXERCISABLE        EXERCISE
    DATE OF GRANT                         GRANTED     AT 12/31/97         PRICE         FAIR VALUE
    -------------                         -------     -----------        --------       ----------


    Employee Options:
    -----------------
    December 1, 1995                       36,667               0         $0.0300         $0.0100
    January 1, 1996                        56,667               0         $0.0300         $0.0300
    March 1, 1996                          40,000               0         $0.0300         $0.0400
    March 18, 1996                          1,500               0         $0.0300         $0.0400
    April 1, 1996                         116,667               0         $0.0300         $0.0400
    May 30, 1996                            1,000               0         $0.0300         $0.0500
    June 14, 1996                           1,000               0         $0.0300         $0.0600
    June 15, 1996                           1,000               0         $0.0300         $0.0600
    August 26, 1996                        46,667          15,556         $0.6000         $0.0600
    September 23, 1996                      5,000           1,667         $4.5000         $0.0600
    April 6, 1997                         157,000          52,333         $3.3750         $0.8433
    July 25, 1997                          89,733          11,250         $4.3750         $1.0932
    July 28, 1997                          32,510               0         $4.8125         $1.2025
    August 6, 1997                          7,500           3,750         $3.7500         $0.9370

    Non-Employee Options:
    ---------------------
    December 1, 1995                        4,333               0         $0.0300         $0.0040
    January 19, 1996                       23,333               0         $0.0300         $0.0100
    January 31, 1996                       50,000          30,000         $0.0300         $0.0100
    May 1, 1996                            13,332           3,333         $0.0300         $0.0300
    July 1, 1996                            5,000           5,000         $0.6000         $0.0200
    September 12, 1996                     16,667           5,556         $4.5000         $0.4800
    September 26, 1996                      6,667           2,223         $4.5000         $0.4800
    November 1, 1996                       11,000           3,667         $4.5000         $0.4800
    February 24, 1997                       8,000               0         $6.0000         $1.4992
    March 28, 1997                         10,000          10,000         $3.7500         $0.9370
    April 29, 1997                         15,000           4,000         $3.3800         $0.8445

    May 15, 1997                            2,000               0         $3.3750         $0.8433
    May 16, 1997                           15,000               0         $3.3750         $0.8433
    July 25, 1997                          18,600               0         $4.3750         $1.0932
    July 28, 1997                          17,490               0         $4.8125         $1.2025

     Options generally vest 33 1/3% each year beginning on the anniversary of the grant date. During 1997, 3,333 of the 1996 incentive options were forfeited and 20,000 of the non-qualified options were forfeited. The weighted average remaining contractual life of the options outstanding at December 31, 1997 is
4.78. The weighted average price of exercisable options at December 31, 1997 was $2.25.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock option because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25's intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense is measured based on the award's intrinsic value of the excess of the market price of the stock over the exercise price on the measurement date. The Company has recorded $1,050 and $462 of compensation expense and $10,595 and $4,049 of consulting expense related to stock options granted below market value as of December 31, 1996 and 1997, respectively. Additionally, the Company has recorded consulting expense of $5,920 and $187,000 as of December 31, 1996 and 1997, respectively as a result of the granting of Common Stock warrants during the years then ended.

     Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for the awards in 1997 consistent with the provisions of SFAS 123, the Company's net loss and loss per share-diluted would have been as indicated below:

                                                                                 1996               1997
                                                                              ----------        ------------
Net loss - as reported  . . . . . . . . . . . . . . . . . . . . . . . .       ($990,693)         (4,176,433)
Net loss - pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . .     ($993,221)        ($4,314,674)
Loss per share - as reported  . . . . . . . . . . . . . . . . . . . . . .      ($1.03)             ($1.98)
Loss per share - pro forma  . . . . . . . . . . . . . . . . . . . . . . .      ($1.03)             ($2.04)


     For the purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option grant is estimated on the date of grant using the "minimum value" option-pricing model with the following weighted-average assumptions for 1996: risk-free interest of 6.25%; expected life of the option of 5 years; and a zero dividend yield; and the following weighted-average assumptions for 1997: risk free interest of 5.75%; expected life of the option of 5 years; and a zero dividend yield. The weighted average fair value of options granted during 1997 and 1996 was $0.96 and $0.05, respectively.

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


10. LEASE ARRANGEMENTS

     CWC, LLC leases space of its wholly owned Integrated Medical Centers (Complete Wellness Centers of Fredericksburg and Complete Wellness Medical Center of Dunedin). The Company leases its corporate office space on a month-by-month basis.

11. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basis loss per share:

                                                              1996                     1997

Weighted average common shares
         Outstanding                                          664,051                  1,703,808

Shares issued for nominal consideration
         Prior to the Initial Public Offering                 300,955                  409,287
                                                              ----------------------------------

                                                              965,006                  2,113,095

Loss allocable to common shareholders                         ($990,693)               ($4,176,433)

Basic loss per share                                          ($1.03)                  ($1.98)


During 1996 and 1997 options and warrants to purchase 25,244 and 306,107 of the Company's common stock respectively, whose exercise price exceeded that of the average market price during the year were excluded from the above calculation because of the anti-dilutive effect their inclusion would have on loss per share.


12. RELATED PARTY

     In August 1996, the Company entered into a consulting agreement with J.E.M, Inc. (JEM), the sole stockholders of which are Dr. Kaplan, the Company's Chief Operating Officer, and his wife. Under the terms of the consulting agreement, JEM agreed to provide advice and assistance to the Company in connection with identifying and affiliating with chiropractors and their existing chiropractic practices and identifying, acquiring, and/or managing businesses engaged in providing services ancillary to those provided by Integrated Medical Centers. The Company agreed to pay JEM $6,000 per month for its services. The consulting agreement expires in August 1999 and may be terminated sooner by mutual agreement of the parties, by the Company for "cause," defined as a violation by JEM of any material provision of the consulting agreement not remedied within 30 days after notification or JEM's conviction of a felony, upon termination of the employment agreement between Dr. Kaplan and the Company, or by JEM's failure to meet certain performance goals.

13. CONTINGENCIES

    Federal Investigation

     Revenues from all Federal programs accounted for approximately 3%, of the Company's net patient service revenues for the year ended December 31, 1997. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. In November 1997 federal agents served search warrants and subpoenas on the Company and four of its subsidiaries and affiliates. Company records and files were seized. If the government review finds wrongdoing, the Company would be subject to significant regulatory action including fines, penalties, and possible exclusion from the Medicare and Medicaid programs. Any such action would be material to the financial position of the Company and could have a materially adverse effect on the results of operations and cash flows of the Company. The Company is not currently aware of any pending or threatened allegations of potential wrongdoing as a result of the investigation. Further, the Company believes that it is substantially in compliance with all applicable laws and regulations.

    Professional Liability

     The Company has obtained an insurance policy that, subject to certain conditions, provides both it and its subsidiaries medical malpractice insurance and managed care errors and omissions insurance retroactive to the Integration Dates of the Company's current Integrated Medical Centers and, one former Integrated Medical Center. The policy provides coverage for $1,000,000 per claim per Integrated Medical Center, subject to an aggregated limit of $3,000,000 per Integrated Medical and Weight Loss Centers per year. The policy will also cover the Company with respect to Integrated Medical Center as they are opened. There is no deductible under the policy.

     The foregoing policy is a "claims made" policy. Thus, it provides coverage for covered claims made during the policy's term but not for losses occurring during the policy's term for which a claim is made subsequent to the expiration of the term. Based on experience to date of the medical professionals employed, it is believed that potential losses on any claims incurred but not reported would not be material to the Company's financial position.

    Consulting Agreement

     The Company has a consulting agreement (the Kats Agreement) with Kats Management, LLC (Kats Management), a company that has represented to the Company that it provides management and consulting services to over 600 chiropractic clinics. Under the Kats Agreement, Kats Management agreed to advise and assist the Company in (i) identifying and negotiating with chiropractors and their existing chiropractic practices with which the Company might affiliate for the purpose of developing additional Integrated Medical Centers and (ii) developing Integrated Medical Centers. The Company agreed to pay Kats Management for each agreement entered into by the Company with a chiropractor identified by Kats Management (i) a commission equal to 5% of the Company's integration fee under such agreement during the initial term of the agreement and (ii) a fixed fee not to exceed $350. In addition, the Company granted Kats Management, subject to a vesting schedule, non-qualified options to purchase 11,000 shares of Common Stock under the Company's 1994 Stock Option Plan and paid Kats Management a $100,000 bonus in 1997.

    Integrated Medical Centers

     As of March 30, 1998, the Company was managing 91 Integrated Medical Centers and had signed contracts with Affiliated Chiropractors to develop 50 additional Integrated Medical Centers. The Company estimates the cost of fully integrating these new clinics to be approximately $500,000.


14. SUBSEQUENT EVENTS

    Sale of Redeemable Preferred Stock

Redeemable Preferred Stock

On January 23, 1998 the Company finalized a $5,000,000 private placement of Senior Redeemable Preferred Stock (the "Preferred Stock") with Wexford Management LLC ("Wexford"). The terms of the offering consisted of a $500,000 13% Bridge Loan (the "Bridge Loan") received by the Company on December 16, 1997, a $1,000,000 Preferred Stock purchase by Wexford on January 17, 1998, of which $500,000 was used to retire the Bridge Loan and a $4,000,000 Preferred Stock purchase by Wexford on January 23, 1998.

The cost of the offering to the Company of approximately $550,000 was paid out of the proceeds of the Preferred Stock offering.

The Preferred Stock was sold at $50 per share and carries a $0.01 par value. The Preferred Stock accrues cash dividends at 8% payable quarterly in arrears or at 10% payable quarterly in arrears if the Company chooses to pay the dividend in additional preferred stock. After December 31, 2000 the dividend rate will increase to 12%. The Preferred Stock has a liquidation preference of $50 per share plus accrued and unpaid dividends. Wexford has mandatory redemption rights with respect to $3,000,000 of the Preferred Shares on the earlier of December 31, 2000 or the completion of any financing by the Company in excess of $5,000,000. The remaining $2,000,000 of Preferred Shares are subject to mandatory redemption no later than five years after closing of the transaction (January 23, 2003). The Preferred Stock is redeemable at $50 per share plus accrued and unpaid dividends.

Additionally, Wexford received warrants (the "Purchase Warrants"), with a term of seven years, to purchase an aggregate of 2,850,000 of the Company's publicly traded redeemable common stock purchase warrants (the "Warrants"). The Purchase Warrants have an exercise price of $.01. The Warrants have an exercise price of $1.75. Up to 1,350,000 of the Purchase Warrants are redeemable by the Company at $0.01 per warrant under certain conditions as follows:

(I) 337,500 Purchase Warrants are redeemable prior to March 31, 2000 if the fiscal 1999 pre-tax earnings of the Company equals or exceeds $1.25 per share on a fully diluted basis;

(II) 337,500 Purchase Warrants are redeemable prior to March 31, 2000 if the combined fiscal 1998 and 1999 pre-tax earnings of the Company equals or exceeds $1.90 per share on a fully diluted basis;

(III) 337,500 Purchase Warrants are redeemable prior to March 31, 2001 if the fiscal 2000 pre-tax earnings of the Company equals or exceeds $2.00 per share on a fully diluted basis;

(IV) 337,500 Purchase Warrants are redeemable prior to March 31, 2001 if the combined fiscal 1998, 1999 and 2000 combined pre-tax earnings of the Company equals or exceeds $4.10 per share on a fully diluted basis.

Wexford has the right to prohibit any significant transactions, financing, dividends and related party transactions as part of the general conditions of the transaction. Further, Wexford, has demand and piggyback registration rights for any common stock issued or issuable pursuant to the Warrants.

Leases

During March 1998 the Company entered into an agreement to sublease office space in Washington, DC for use as its corporate offices. The space consists of approximately 9,000 square feet at a cost of $10,000 per month. It is the Company's intention to use approximately 6,000 square feet of the space and sublet the remainder. The agreement is for seven years. The following table reflects the Company's minimum obligation under the lease agreement:

1998             $ 90,000
1999             $120,000
2000             $120,000
2001             $120,000
2002             $120,000
2003             $120,000
2004             $120,000
2005             $ 30,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) IDENTIFICATION OF DIRECTORS

                 NAME               AGE    YEAR FIRST ELECTED      YEAR OF EXPIRATION
         -------------------       ----    ------------------      ------------------
         C. Thomas McMillen  . .    45            1994                    1998
         E. Eugene Sharer  . . .    64            1996                    1998
         Robert J. Mrazek  . . .    52            1995                    1998
         James T. McMillen . . .    52            1994                    1998
         Eric S. Kaplan, D.C . .    45            1997                    1998

(b) IDENTIFICATION OF EXECUTIVE OFFICERS

                        NAME                              AGE     YEAR FIRST SERVED AS OFFICER
         ---------------------------------------------    ---     ----------------------------
         C. Thomas McMillen  . . . . . . . . . . . . .     45                 1994
           Chairman of the Board
           and Chief Executive Officer

         E. Eugene Sharer  . . . . . . . . . . . . . .     64                 1996
           President and Treasurer

         Danielle F. Milano, M.D . . . . . . . .           42                 1996
         Vice President--Medical Affairs

         Eric S. Kaplan, D.C . . . . . . . . . . . . .     45                 1997
           Senior Vice President
           And Chief Operating Officer

         Michael T. Brigante  . . . . . . . . . . . .      43                 1997
           Vice President
           and Chief Financial Officer

         F. Ryan Knoll . . . . . . . . . . . . . . . .     28                 1997
         Secretary

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

     E. Eugene Sharer has been President, Chief Operating Officer, and a director of the Company since April 1996, and Chief Financial Officer and Treasurer since February 1997. He relinquished the CFO title in February, 1998 and the COO title in November 1997. From 1990 to 1995 he was President and Chief Operating Officer of R.O.W. Sciences, Inc., a health research company. In August 1995, Mr. Sharer formed Sharer Associates, a management consulting company. From 1989 to 1990 he was Executive Vice President, Chief Operating Officer and Director of Iverson Technology Corporation and from 1985 through 1988, he was President and Director of Calculon Corporation and a Vice President of Atlantic Research Corporation, the parent company of Calculon. Between 1980 and 1985, Mr. Sharer was Vice President of the Systems Group at Computer Sciences Corporation.

     Danielle F. Milano, M.D., has been Vice President--Medical Affairs since January 1996 and Secretary since February 1997. She relinquished the Secretary's position in July, 1997. From October 1994 to December 1995, she was Medical Director of Rivington House Health Care Facility in New York, New York. From October 1990 to October 1994, Dr. Milano was attending physician at New York University School of Medicine and Director of the AIDS Clinic at Bellevue Hospital in New York, New York. She is a graduate of New York University School of Medicine, completed her residency at Lenox Hill Hospital and is board certified in internal medicine. Dr. Milano resigned from the Company in January, 1998.

     Eric S. Kaplan, D.C., has been Senior Vice President and a director since April 1997. He served as Senior Director of Operations and Development from August 1996 to April 1997. He was named Chief Operating Officer in November, 1997. From June 1993 to August 1996, Dr. Kaplan was president of two subsidiaries of Clinicorp, Inc., Medical Diagnostic Imaging of America and Clinicare Wellness Centers. From 1978 to June 1993, he was the founder and owner of six chiropractic, weight loss, and medical clinics in south Florida.

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

     Michael T. Brigante has been Chief Financial Officer since February, 1998. Mr. Brigante is an executive manager with over nineteen years of diversified financial experience with public and private companies. He worked with the Thomas & Betts Corporation from 1978 through 1986 culminating his tenure as controller. From 1987 to 1988, Mr. Brigante served as senior manager of international financial systems with SeaLand Corporation. In 1988 Mr. Brigante joined the MAC Group and served as chief financial officer and controller until starting his own consulting firm in 1994.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual compensation of the Company's Chief Executive Officer for services in all capacities to the Company during the Company's last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL
                                          FISCAL     COMPENSATION
        NAME AND PRINCIPAL POSITION        YEAR         SALARY
    ---------------------------------     ------     ------------
    C. Thomas McMillen  . . . . . . .      1997         $135,500
      Chief Executive Officer
    E. Eugene Sharer  . . . . . . . .      1997         $132,500
      President
    Eric S. Kaplan  . . . . . . . . .      1997         $120,000
      Chief Operating Officer
    Danielle F. Milano  . . . . . . .      1997         $120,000
      Vice President--Medical Affairs
    Michael T. Brigante . . . . . . .                   $ 90,000
      Vice President Finance and
      Chief Financial Officer

----------
* Mr. McMillen did not receive any cash compensation for fiscal years 1995 or 1996, nor were any options granted to him. For fiscal year 1996, compensation in the amount of $45,000 was accrued. In addition, the Company advanced to him without interest approximately $23,000 in 1996, which he repaid in February 1997. See "Certain Relationships and Related Transactions." No other executive officer received compensation in excess of $100,000 during the Company's last fiscal year.

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

EMPLOYMENT AGREEMENTS

     In July 1996, the Company entered into an employment agreement with Mr. McMillen providing for his employment, as Chairman of the Board and Chief Executive Officer, for a term expiring in March 1999. The employment agreement provides for an annual base salary for Mr. McMillen of $90,000 that increase to $150,000 upon the closing of the IPO. All salary payments were accrued until the closing of the IPO and paid with a portion of the net proceeds of the IPO. Mr. McMillen may participate in all executive benefit plans and has the use of a Company car. The agreement also provides, among other things, that if his employment is terminated without cause (as defined in the agreement), the Company will pay an amount equal to one year's base salary, payable over a one year period. In 1996, the Company advanced approximately $23,000 to Mr. McMillen without interest. Mr. McMillen repaid the amount in February 1997.

     In March 1996 the Company entered into an employment agreement with Mr. Sharer providing for his employment as President and Chief Operating Officer for a term expiring in March 1999. The employment agreement provides for an annual base salary for Mr. Sharer of $150,000 effective upon closing of the IPO, and for participation in all executive benefit plans, as well as an automobile allowance of $1,000 per month. Mr. Sharer was granted options to purchase 116,667 shares of the Company's Common Stock at an exercise price of $0.03 per share. On the date of such grant, 16,667 of those options were exercisable, of which 10,000 were exercised in 1996. The remaining options were to vest in equal installments on April 1, 1997, April 1, 1998, and March 31, 1999. Mr. Sharer exercised his vested options of 40,001 in December, 1997.
The agreement also provides, among other things, that, if his employment is terminated without cause (as defined in the agreement) the Company will pay to him an amount equal to one year's base salary, payable over a one year period.

     In January 1996, the Company entered into an employment agreement with Dr. Milano, providing for her employment as Vice President-Medical Affairs, for a term expiring on December 31, 1998. The employment agreement provides for an annual base salary of $120,000 beginning August 1, 1996, of which $6,000 per month was accrued until the closing of the IPO and paid with a portion of the net proceeds of the IPO, a bonus of $1,000 for each Medcorp formed as a professional corporation of which Dr. Milano is a shareholder, to be paid by such Medcorp, and for participation in all executive benefit plans plus an automobile allowance of $500 per month. Dr. Milano was granted options to purchase 46,667 shares of the Company's Common Stock at an exercise price of $0.03 per share. The options have vested as to 16,667 shares and will vest as to 15,000 shares on October 1, 1997, and as to 15,000 shares on September 30, 1998. Dr. Milano exercised her vested options of 31,667 in December, 1997.
Any additional compensation Dr. Milano receives for services as a shareholder of a Medcorp formed as a professional corporation will be offset against her base salary. The agreement also provides, among other things, that, if her employment is terminated without cause (as defined in the agreement), the Company will pay her an amount equal to six month's salary, payable over a six month period. She resigned from the Company in January, 1998.

     In March, 1996, the Company entered into an employment agreement with Mr. Brigante for his services as corporate controller for a term expiring on September 30, 1999. The Employment Agreement provided for an annual base salary for Mr. Brigante of $90,000 beginning January 1, 1997 and for participation in all executive benefit plans plus an automobile allowance of $500 per month. Mr. Brigante was granted options to purchase 40,000 shares of the Company's common stock at an exercise price of $.03 per share. The options have vested as to 26,667 shares and will vest as to 13,333 shares on September 30, 1998. Mr. Brigante exercised his vested options of 26,667 shares in December 1997. On February 23, 1998, Mr. Brigante was elected to the position of Vice President of Finance and Chief Financial Officer. His annual compensation increased to $100,000 at that time.

     In August 1996, the Company entered into an employment agreement with Dr. Kaplan providing for his employment as Senior Director for Operations and Development for a term expiring in August 1999. The employment agreement provides for a base salary of $4,000 per month, which was accrued until the closing of the IPO. After such closing, Dr. Kaplan became entitled to an automobile allowance of $500 per month. Dr. Kaplan was granted options to purchase 46,667 shares of the Company's Common Stock at an exercise price of $0.60 per share. The options have vested with respect to 30,000 shares and will vest as to 16,667 shares on August 26, 1998. The agreement also provides, among other things, that if his employment is terminated by mutual agreement or upon his death or disability, the Company will pay an amount equal to $60,000, payable over a six month period. On April 6, 1997, Dr. Kaplan became a Senior Vice President and a director of the Company.

     Each of the employment agreements with Messrs. McMillen, Sharer, Brigante and with Dr. Kaplan requires the full-time services of such employees. Mr. McMillen's employment agreement requires that he devote a minimum of 40 hours per week to his responsibilities as Chairman and Chief Executive Officer. The agreements also contain covenants restricting the employee from engaging in any activities competitive with the business of the Company during the term of such agreement and for a period of one year thereafter, and prohibiting the employee from disclosing confidential information regarding the Company.

STOCK OPTION PLANS

     1994 Stock Option Plan. The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in December 1994. The 1994 Plan was amended by the Board of Directors, with shareholder approval, in 1995, so as to increase the number of shares available under the 1994 Plan to 400,000 from 60,000. The purpose of the 1994 Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors, consultants and advisors of the Company, and to promote the Company's business. As of March 23, 1998, options to purchase 366,832 shares of Common Stock at a weighted average per share exercise price of $0.34 were outstanding. A total of 33,168 shares of Common Stock were available for grant under the 1994 Plan at that date. The 1994 Plan will terminate in April 2004, unless sooner terminated by the Board of Directors.

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

     1996 Stock Option Plan. In October 1996, the Board of Directors of the Company, with shareholder approval, adopted its 1996 Stock Option Plan (the "1996 Plan") covering up to 200,000 shares of the Common Stock, pursuant to which officers, directors, employees, advisors and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1996 Plan was modified as approved by the shareholders to 400,000 shares in June, 1997. The 1996 Plan, which expires in September 2006, is administered by the Compensation Committee of the Board of Directors. The selection of participants, allotment of shares, determination of price, and other conditions relating to the grant of options will be determined by the Compensation Committee in its sole discretion. Incentive stock options granted under the 1996 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1996 Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of March 23, 1998, options to purchase an aggregate of 372,833 shares of Common Stock at a weighted average per share exercise price of $3.98 were out standing. A total of 27,167 shares of Common Stock were available for grant under the 1996 Plan at that date.

1996 Restricted Stock Option Plan for Health Care Professionals. In October 1996, the Board of Directors adopted, and the stockholders of the Company approved, the 1996 Restricted Stock Option Plan for Health Care Professionals (the "1996 Professionals Plan"), which expires in October 2006. The 1996 Professionals Plan permits the Company to grant nonqualified stock options to licensed health care professionals affiliated with the Company and in most cases employed by a Medcorp. The aggregate amount of Common Stock with respect to which options may be granted may not exceed 100,000 shares. The Board of Directors has delegated to the Compensation Committee the authority to grant options under such a plan, to construct and interpret such plan, and to make all other determinations and take all actions necessary or advisable for the administration of such plan. The exercise price for options granted under the 1996 Professionals Plan may be no less than 85% of the fair market value of the Common Stock on the date of grant. Options granted under the 1996 Professionals Plan will expire no later than the tenth anniversary of the date of grant. There have been 9,500 options granted under the 1996 Professionals Plan as of March 23, 1998, at $2.25 per share.


EXECUTIVE BONUS PLAN

     Effective January 1, 1996, the Company established an Executive Bonus Plan for Key Executives (the "Bonus Plan") to reward executive officers and other key employees based upon the performance of the Company and such individuals. Under the Bonus Plan, the Company has discretion to award bonuses in an aggregate amount equal to 10% of the Company's pre-tax income for a particular fiscal year (the "Bonus Fund"). The maximum amount of the Bonus Fund for any year is $5 million. Under the terms of existing employment agreements, which expire on various dates from December 1998 through August 1999, the Bonus Fund has been allocated as follows: 30% to Mr. McMillen, 30% to Mr. Sharer, and 20% to Dr. Kaplan, with 20% available for other employees. Awards under the Bonus Fund are not exclusive of other bonuses that may be awarded by the Board of Directors or the Compensation Committee from time to time.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of March 23,1998 by
(i) each shareholder known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such securities, subject to community property laws where applicable.

                                                        NUMBER OF SHARES
                                                            OF CLASS
                                                          BENEFICIALLY         PERCENTAGE OF CLASS
         NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED             BENEFICIALLY OWNED
    -----------------------------------------------     ----------------       -------------------
    COMMON STOCK
    C. Thomas McMillen(1) . . . . . . . . . . . . .         411,167                    19.1%
    725 Independence Avenue, S.E.
    Washington, D.C. 20003

    Robert J. Mrazek(4) . . . . . . . . . . . . . .          20,250                      *
    301 Constitution Ave., N.E.
    Washington, D.C. 20002

    Eric S. Kaplan (3). . . . . . . . . . . . . . .
    27 Marlwood Lane                                         46,673                     2.2%
    Palm Beach Gardens, FL  33418

    Michael T. Brigante (7)
    17 Daniel Drive
    Bell Meade, N.J. 08502. . . . . . . . . . . . .          26,667                     1.2%

                                                        NUMBER OF SHARES
                                                            OF CLASS
                                                          BENEFICIALLY         PERCENTAGE OF CLASS
         NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED             BENEFICIALLY OWNED
    -----------------------------------------------     ----------------       -------------------
    E. Eugene Sharer(5) . . . . . . . . . . . . . .          50,001                     2.3%
    725 Independence Avenue, S.E.
    Washington, D.C. 20003

    James J. McMillen, M.D.(4)  . . . . . . . . . .           9,250                      *
    4004 Miller Road
    St. Joseph, MO 64505

    Reach Laboratories, Inc.(6) . . . . . . . . . .         110,000                     5.1%
    1000 NBC Center
    Lincoln, NE 68508

    R. Michael Floyd  . . . . . . . . . . . . . . .          72,866                     3.3%
    5817 Ogden Court
    Bethesda, MD 20816
    All officers and directors as a group (six              564,508                    26.3%
    persons)  . . . . . . . . . . . . . . . . . .

---------------
* Percentage ownership is less than 1%

(1) Includes 34,500 shares as to which Mr. McMillen has sole voting power until December 31, 2000, pursuant to irrevocable proxies from four other holders of Common Stock. Does not include 16,667 shares subject to stock options which vest in July, 1998 nor 16,666 options which become exercisable in April, 1998.

(2) Includes 6,333 shares subject to warrants currently exercisable.

(3) Does not include 16,666 shares subject to stock options which become exercisable in April, 1998, 9,869 shares in July, 1998 and 16,880 shares in August, 1998.

(4) Mr. Mrazek and Dr. McMillen have each given Mr. McMillen an irrevocable proxy to vote their respective shares until December 31, 2000.

(5) Does not include 33,333 shares subject to stock options that become exercisable on April 1, 1997, and 5,000 options that became exercisable on April 6, 1997.

(6) The beneficial owners of Reach Laboratories, Inc., are Richard R. Endacott and Janice G. Peterson.

(7) Does not include 2,000 shares subject to stock options that became exercisable on April 4, 1998 and 10,000 shares exercisable on September 1, 1998.

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

     CWC LLC has outstanding 13.3 Class A Units (membership interests other than that of the managing member). The following officers and directors of the Company or members of their immediate family hold the following interests in CWC LLC: a trust for the benefit of Wilma Sharer, the spouse of the Company's President and Chief Operating Officer, holds two Class A Units; Danielle
Milano, the Company's Vice President-Medical Affairs and Secretary, holds 1/5 of one Class A Unit; a trust for the benefit of Virginia Brigante holds 1/5 of one Class A Unit; a trust for the benefit of Jacqueline Brigante holds
11/50 of one Class A Unit. Virginia Brigante and Jacqueline Brigante are the minor children of Michael T. Brigante, the Company's Vice President of Finance and Chief Financial Officer. Each such person or trust granted to the Company an irrevocable proxy to vote such person's respective ownership interest in CWC LLC.

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

     At December 31, 1997, Dr. Milano served as an officer, director, and the sole stockholder of selected Complete Wellness Medical Centers. In all cases, Dr. Milano, the Integrated Medical Center, and the Company entered into a Stock Transfer Agreement (the "Stock Transfer Agreement") pursuant to which (i) Dr. Milano agreed not to sell, encumber, or otherwise transfer the shares of stock in the Integrated Medical Centers owned by her without the written consent of the Integrated Medical Centers and the Company and (ii) the Company has the right, following the provision of notice, to direct the transfer of all or part of such shares to such transferee as it may designate for the sum of ten dollars, provided that the transferee is licensed to practice medicine in the appropriate State. In order to facilitate the transfer, the Stock Transfer Agreement required the contemporaneous execution by Dr. Milano of a stock transfer assignment, a resignation as an officer and director of the Integrated Medical Center, and an Agreement for Sale of Business by Transfer of Capital Stock under which Dr. Milano agreed to transfer her shares in Integrated Medical Centers for the sum of ten dollars to a transferee to be designated by the Company for this purpose. In accordance with the Stock Transfer Agreement, the Company holds the stock transfer assignment, the resignation, and the Agreement for Sale of Business by Transfer of Capital Stock in escrow. Additionally, the Stock Transfer Agreement prohibits Dr. Milano, without prior written consent of the Integrated Medical Center and the Company, from amending the charter or bylaws of the Integrated Medical Center, agreeing to the merger or consolidation of the Integrated Medical Centers with or into another corporation, dissolving or liquidating the Integrated Medical Centers, authorizing the issuance of any additional shares of stock of the Integrated Medical Centers, or approving any contract with Dr. Milano herself, members of her family, or related parties. The Company and Dr. Milano also entered into an indemnification agreement pursuant to which the Company agreed to indemnify her from and against claims made against her in her capacity as an officer or director of the Integrated Medical Centers.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) NO EXHIBITS

(b) REPORTS ON FORM 8-K.

     The Company filed a Form 8-K on November 24, 1997 regarding service of government search warrants and seizure of records.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   COMPLETE WELLNESS CENTERS, INC.
             (Registrant)

By /s/ MICHAEL T. BRIGANTE
--------------------------
MICHAEL T. BRIGANTE, CHIEF FINANCIAL OFFICER                    March 31, 1998

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ C. THOMAS MCMILLEN
    ----------------------
    C. THOMAS MCMILLEN, CHAIRMAN OF THE BOARD,
    CHIEF EXECUTIVE OFFICER, AND DIRECTOR               March 31, 1998


    /s/ E. EUGENE SHARER
    --------------------
    E. EUGENE SHARER, PRESIDENT,                        March 31, 1998
    TREASURER AND DIRECTOR


    /s/ JAMES T. MCMILLEN
    ---------------------
    JAMES T. MCMILLEN, DIRECTOR                         March 31, 1998


     /s/ ROBERT J. MRAZEK
    ---------------------
    ROBERT J. MRAZEK, DIRECTOR                          March 31, 1998


    /s/ ERIC S. KAPLAN
    ------------------
    ERIC S. KAPLAN, CHIEF OPERATING
    OFFICER AND DIRECTOR                                March 31, 1998


    /s/ MICHAEL T. BRIGANTE
    -----------------------
    MIHCAEL T. BRIGANTE, V.P. FINANCE
    AND CHIEF FINANCIAL OFFICER                         March 31, 1998