Form 10KSB40/A
period 1997-12-31
COMPLETE WELLNESS CENTERS INC
filed 1998-04-14
CIK 1022828

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------


                                FORM 10-KSB/A


(MARK ONE)


   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


                                 COMMON STOCK

                                            HIGH      LOW
                                            ----      ---
                        1st Quarter, 1997   $ 6.00    $ 3.25
                        2nd Quarter, 1997   $ 5.00    $ 3.125
                        3rd Quarter, 1997   $ 4.375   $ 2.25
                        4th Quarter, 1997   $ 4.625   $ 1.375


                                   WARRANTS

                                            HIGH      LOW
                                            ----      ---
                        1st Quarter, 1997   $ 1.43    $ 0.68
                        2nd Quarter, 1997   $ 1.625   $ 1.00
                        3rd Quarter, 1997   $ 2.250   $ 1.125
                        4th Quarter, 1997   $ 2.125   $ 0.75


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

    Smokenders


     On July 31, 1997, a subsidiary of the Company acquired substantially all of the assets of a smoking cessation program owned by the Oxford Health Plan (Smokenders) for $50,000. The operating results of Smokenders have been reflected in the accompanying financial statements since acquisition. The acquisition is subject to two royalty arrangements, a 5% royalty on gross revenues for a 10 year period to Oxford Health Plan and 12.4% of revenues with a minimum of $26,000 to the founders of Smokenders. At the same time, the CEO of Smokenders, who is also a Director of the Company, acquired an 11.77% minority interest in Smokenders from the Company in return for a $22,000 promissory note bearing interest at 8%, due September 30, 2000. The transaction was accounted for as a purchase. The net purchase price has been allocated for accounting purposes to the assets acquired, primarily the inventory of printed materials.


    Nutri/systems


     On January 31, 1998, a subsidiary of the Company completed the acquisition of 56 weight loss treatment centers from Nutri/system,L.P. The results of operations of these centers will not be reflected in the Company's financial statements until February 1, 1998. The centers market, in a retail setting, food, medically supervised weight loss programs and nutritional supplements. The purchase price of the centers included $150,000 in cash that had been deposited with the seller in September 1997 and the assumption of certain lease liabilities and other acquisition costs of approximately $400,000. The transaction was accounted for as a purchase. The purchase price, including acquisition costs has been allocated for accounting purposes to the assets acquired, primarily food inventory.



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


The Company has a cumulative pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of $457,592 and $1,579,770 as of December 31, 1996 and 1997, respectively.


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


1998             $ 90,000
1999              120,000
2000              120,000
2001              120,000
2002              120,000
Thereafter        270,000
                 --------
Total Minimum
  Obligations    $840,000
                 ========

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
         Secretary


     C. Thomas McMillen, the Company's founder, has been the Chairman of the Board of Directors and Chief Executive Officer since its formation in November 1994. He was also the President of the Company until April 1996. In 1993, Mr. McMillen formed McMillen and Company, Inc., a health care consulting firm, and subsequently from November 1993 through March 1994, assumed the role of Chief Administrative Officer of Clinicorp, Inc., a publicly-traded physician practice management company. Mr. McMillen was also a director of Clinicorp, Inc., from January 1993 through December 1994. Clinicorp, Inc., filed for Chapter 11 bankruptcy protection in June 1996. From 1987 to 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives from the 4th Congressional District of Maryland. He was named by President Clinton to Co-Chair the President's Council on Physical Fitness and Sports in 1993 and served until December 1997. Mr. McMillen is currently a member of the Board of Directors of CHG Inc., a subsidiary of Chemring Group, PLC, and North Atlantic Acquisition Corporation, (of which he is also the secretary and treasurer).

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

DIRECTOR COMPENSATION


     The Company does not currently compensate, and does not anticipate compensating its directors for their services as directors, except that each of the Company's non-employee directors may receive a director's fee of $500 per meeting for attendance at Board of Directors or committee meetings held after December 1997. Additionally, they are granted 7,500 common stock options for each year served which vest 50% in each of two years. In addition, each of the Company's directors receives reimbursement of all ordinary and necessary expenses incurred in attending any meeting or any committee meeting of the Board of Directors. Currently, all directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company's executive officers are appointed annually and serve at the direction of the Board of Directors, subject to the terms of existing employment agreements.


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


                                                        NUMBER OF SHARES
                                                            OF CLASS
                                                          BENEFICIALLY         PERCENTAGE OF CLASS
         NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED             BENEFICIALLY OWNED
    -----------------------------------------------     ----------------       -------------------
    COMMON STOCK
    C. Thomas McMillen(1) . . . . . . . . . . . . .         411,167                    19.1%
    725 Independence Avenue, S.E.
    Washington, D.C. 20003

    Robert J. Mrazek(3) . . . . . . . . . . . . . .          20,250                      *
    301 Constitution Ave., N.E.
    Washington, D.C. 20002

    Eric S. Kaplan (2). . . . . . . . . . . . . . .
    27 Marlwood Lane                                         46,673                     2.2%
    Palm Beach Gardens, FL  33418

    Michael T. Brigante (6)
    17 Daniel Drive
    Bell Meade, N.J. 08502. . . . . . . . . . . . .          26,667                     1.2%

                                                        NUMBER OF SHARES
                                                            OF CLASS
                                                          BENEFICIALLY         PERCENTAGE OF CLASS
         NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED             BENEFICIALLY OWNED
    -----------------------------------------------     ----------------       -------------------
    E. Eugene Sharer(4) . . . . . . . . . . . . . .          50,001                     2.3%
    725 Independence Avenue, S.E.
    Washington, D.C. 20003

    James J. McMillen, M.D.(3)  . . . . . . . . . .           9,250                      *
    4004 Miller Road
    St. Joseph, MO 64505

    Reach Laboratories, Inc.(5) . . . . . . . . . .         110,000                     5.1%
    1000 NBC Center
    Lincoln, NE 68508

    R. Michael Floyd  . . . . . . . . . . . . . . .          72,866                     3.3%
    5817 Ogden Court
    Bethesda, MD 20816
    All officers and directors as a group (six              564,508                    26.3%
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





(2) Does not include 16,666 shares subject to stock options which become exercisable in April, 1998, 9,869 shares in July, 1998 and 16,880 shares in August, 1998.



(3) Mr. Mrazek and Dr. McMillen have each given Mr. McMillen an irrevocable proxy to vote their respective shares until December 31, 2000.



(4) Does not include 33,333 shares subject to stock options that become exercisable on April 1, 1997, and 5,000 options that became exercisable on April 6, 1997.



(5) The beneficial owners of Reach Laboratories, Inc., are Richard R. Endacott and Janice G. Peterson.



(6) Does not include 2,000 shares subject to stock options that became exercisable on April 4, 1998 and 10,000 shares exercisable on September 1, 1998.


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