Form 10-Q
period 1998-03-31
COMPLETE WELLNESS CENTERS INC
filed 1998-05-15
CIK 1022828

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

                 666 11th Street, N.W., Washington, D.C. 20003
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (202) 639-9700
                                 --------------
                           (Issuer's telephone number)

               725 Independence Ave., S.E. Washington, D.C. 20003
               --------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---.

      State the number of shares outstanding of each of the issuer's classes of common equity, at March 31, 1998: 2,183,598.

                        COMPLETE WELLNESS CENTERS, INC.
                                  FORM 10-QSB
                                     INDEX

                                                                                                PAGE
                                                                                                ----
 PART I.         FINANCIAL INFORMATION ..........................................                  1

 ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED) ...............................                  1

                 CONDENSED CONSOLIDATED BALANCE SHEETS -
                    MARCH 31, 1998 AND DECEMBER 31, 1997 ........................                  1

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997 ........                  2

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997 ........                  3

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...........                  4

 ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS ...................................                  5

 PART II.        OTHER INFORMATION ..............................................                  8

 SIGNATURES      .....................................................................             9


ITEM 1 - FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31,       DECEMBER 31,
                                                                 1998             1997
                                                             ------------      -----------
                                                              (UNAUDITED)        (NOTE)

                  ASSETS
Current Assets:
     Cash and cash equivalents                                $2,779,077        $  804,924
     Patient receivables, net of allowance for doubtful
          accounts of  $4,899,746 and $1,885,279               4,182,538         2,758,841
      Integration fees receivable                                  6,274           238,281
      Inventory                                                  716,991            39,483
      Prepaid expenses and other assets                           96,730            42,882
      Advances to officers and other assets                      124,189           156,573
      Deposits                                                   164,963           150,000
                                                             ------------      ------------
Total current assets                                           8,070,762         4,190,984
Furniture and equipment, net                                     512,699           504,215
                                                             ------------      ------------
Total assets                                                  $8,583,461        $4,695,199
                                                             ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                    $1,435,116        $1,156,865
     Accrued management fees and leases                        3,131,264         3,117,135
     Accrued interest                                             39,449             8,298
     Advances from affiliates                                    155,170           154,976
     Notes payable - current                                      10,274            45,433
                                                             ------------      ------------
Total current liabilities                                      4,771,273         4,482,707
Convertible note payable                                          19,994            25,000
Note payable                                                           0           500,000
Minority interest                                                      0             7,179
Redeemable Preferred Stock, $.01 par value per share, 8%
     Cumulative, 100,000 shares currently issued and out-
     standing                                                  4,560,158                 0
Stockholders' equity/(deficit):
     Common Stock, $.0001665 par value per share,
          10,000,000 shares authorized, 2,183,598 shares
          issued and outstanding                                     363               363
     Additional capital                                        5,059,732         5,044,365
     Accumulated deficit                                      (5,828,059)       (5,364,415)
                                                             ------------      ------------
Total stockholders' equity/(deficit)                            (767,964)         (319,687)
                                                             ------------      ------------
Total liabilities and stockholders' deficit                   $8,583,461        $4,695,199
                                                             ============      ============


Note: The Balance Sheet at December 31, 1997 has been extracted from the audited financial statements at that date.

                     See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                   THREE MONTHS ENDED
                                            --------------------------------
                                               MARCH 31,          MARCH 31,
                                                1998               1997
                                            -------------      -------------
                                             (UNAUDITED)        (UNAUDITED)
Revenue:
     Integrated medical clinics              $ 4,874,139        $   962,241
     Weight management centers                 2,454,338                  0
                                            -------------      -------------
Total operating revenue                        7,328,477            962,241
Direct expenses:
     Salary and consulting costs               1,521,834            416,528
     Management fees                           2,626,890            357,073
     Cost of food and supplies                   469,476                ---
     Rent                                        508,574             47,584
     Advertising and marketing                   209,763             24,213
     Bad debt expense                          1,047,236            218,661
                                            -------------      -------------
Total direct expenses                          6,383,773          1,064,059
Network development cost                         203,658                ---
General and administrative                     1,118,588            364,176
Depreciation and amortization                     85,783             15,181
                                            -------------      -------------
Operating loss                                  (463,325)          (481,175)
Interest expense                                   1,523             23,112
Interest income                                   21,863              3,286
Minority interest                                 (7,179)                 0
                                            -------------      -------------
Net loss before income taxes                    (435,806)          (501,001)
Income taxes                                           0              4,000
                                            -------------      -------------
Net loss after income taxes                    ($435,806)         ($505,001)
                                            =============      =============

Loss per share - basic                            ($0.19)            ($0.32)
                                            =============      =============

Weighted average common shares - basic         2,534,430          1,575,043
                                            =============      =============




            See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                         THREE MONTHS ENDED
                                                  --------------------------------
                                                     MARCH 31,          MARCH 31,
                                                       1998              1997
                                                  -------------      -------------
                                                   (UNAUDITED)        (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                             ($435,806)         ($505,001)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                      89,245             15,181
     Provision for bad debt                          1,047,236            218,661
     Amortization of debt discount                           0              2,000
     Recognition of compensatory granting
          non-qualified stock options                      931                  0
     Recognition of the granting of common
          stock warrants                                14,426                  0
     Changes in operating assets and
          liabilities:
          Accounts receivables                      (4,602,979)          (439,694)
          Advances to officers and other
               current assets                            5,935            (47,436)
          Deferred taxes                                                  (18,000)
          Accounts payable and other current         1,501,650            209,917
                                                  -------------      -------------
Net cash used in operating activities               (2,379,362)          (564,372)
INVESTING ACTIVITIES
Purchase of equipment                                  (70,846)           (54,778)
Investment in subsidiaries                            (106,959)                 0
                                                  -------------      -------------
Net cash used in investing activities                 (177,805)           (54,778)
FINANCING ACTIVITIES
Payment of bridge loan                                       0         (1,100,000)
Proceeds from sale of preferred stock                4,531,320                  0
Proceeds from notes payable                                  0             17,481
Proceeds from sale of equity in complete
     Wellness Centers, LLC                                   0          4,699,749
                                                  -------------      -------------
Net cash provided by financing activities            4,531,320          3,617,230
                                                  -------------      -------------
Net increase in cash and cash equivalents            1,974,153          2,998,080
Cash and cash equivalents at beginning
     of year                                           804,924            298,509
                                                  -------------      -------------
Cash and cash equivalents at end of year           $ 2,779,077        $ 3,296,589
                                                  =============      =============


            See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMETNS
                                  (UNAUDITED)
                                 MARCH 31, 1998

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative for the results that may be expected for the year ending December 31, 1998.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB, as amended, dated December 31, 1997. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE B - NET LOSS PER SHARE

         The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. During the first quarter 1997, the Company issued 1,145,800 shares of common stock in connection with the Company's Initial Public Offering. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of redeemable convertible preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

NOTE C - FINANCING

         On January 23, 1998, the Company finalized a $5,000,000 private placement of Senior Redeemable Preferred Stock (the "Preferred Stock") with Wexford Management, LLC ("Wexford"). The terms of the offering consisted of a $500,000 13% Bridge Loan (the "Bridge Loan") received by the Company on December 16, 1997, a $1,000,000 Preferred Stock purchase by Wexford on January 17, 1998, of which $500,000 was used to retire the Bridge Loan and a $4,000,000 Preferred Stock purchase by Wexford on January 23, 1998.

         The cost of the offering to the Company of approximately $468,000 was paid out of the proceeds of the Preferred Stock offering. Accretion of the transaction cost is being recognized over the period of issuance to the dates of mandatory redemption.

         The Preferred Stock was sold at $50 per share and carries a $0.01 par value. The Preferred Stock accrues cash dividends at 8% payable quarterly in arrears or at 10% payable quarterly in arrears if the Company chooses to pay the dividend in additional preferred stock. After December 31, 2000 the dividend rate will increase to 12%. The Preferred Stock has a liquidation preference of $50 per share plus accrued and unpaid dividends. Wexford has mandatory redemption rights with respect to $3,000,000 of the

Preferred Shares on the earlier of December 31, 2000 or the completion of any financing by the Company in excess of $5,000,000. The remaining $2,000,000 of Preferred Shares are subject to mandatory redemption no later than five years after closing the transaction (January 23, 2003). The Preferred Stock is redeemable at $50 per share plus accrued and unpaid dividends.

         Additionally, Wexford received warrants (the "Purchase Warrants"), with a term of seven years, to purchase an aggregate of 2,850,000 of the Company's publicly traded redeemable common stock purchase warrants (the "Warrants"). The Purchase Warrants have an exercise price of $0.01. The Warrants have an exercise price of $1.75. Up to 1,350,000 of the Purchase Warrants are redeemable by the Company at $0.01 per warrant under certain conditions as follows:

                 (I) 337,500 Purchase Warrants are redeemable prior to March 31, 2000 if the fiscal 1999 pre-tax earnings of the Company equals or exceeds $1.25 per share on a fully diluted basis.

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

                 (IV) 337,500 Purchase Warrants are redeemable prior to March 31, 2001 if the combined fiscal 1998, 1999, 2000 combined pre-tax earnings of the Company equals or exceeds $4.10 per share on a fully diluted basis.

         Wexford has the right to prohibit any significant transactions, financing, dividends and related party transactions as part of the general conditions of the transaction. Further, Wexford has demand and piggyback registration rights for any common stock issued or issuable pursuant to the Warrants.

NOTE D - DISCONTINUANCE OF BUSINESS

         On May 13, 1998, the Company's Board of Directors adopted a plan to divest the operations of the Company's 86.67% owned subsidiary, Optimum Health Services, Inc. ("Optimum"). Under the plan the Company will issue a dividend to the Company's shareholders of record on May 13, 1998 in the form of the Company's common stock in Optimum. Each of the Company's shareholders on the record date will receive shares of Optimum common stock based on their pro rata ownership of the Company's stock. Optimum plans to offer to its shareholders additional common stock in an offering intended to raise a minimum of $200,000 and a maximum of $1,000,000 of additional capital through this offering.

         On the date of closing, the Company will convert its advances to Optimum into a $200,000 senior secured note bearing interest at 12% per annum due at the earlier of December 31, 1999 or at the date of any financing of $1,000,000 or more by Optimum. Any remaining unpaid principle and interest will be due in full on December 31, 1999. The Company will also receive warrants to purchase 50,000 shares of Optimum's common stock at $5.00 per share for a period of five years subject to certain put and call options to sell or buy the warrants pro rata at various prices up to a maximum of $860,000 in the aggregate. The Company will also provide certain lease guarantees (up to a maximum of $250,000) to Optimum and enter into a 10 year strategic alliance with Optimum.

         Optimum initiated operations in May 1997. During the year ended December 31, 1997, Optimum had losses from operations of $317,682 with no revenues. For the period ended March 31, 1998, Optimum had losses from operations of $203,660 with no revenues.

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

         The Company was established in November 1994. From its inception until March 1995, the Company raised funds privately and developed the corporate infrastructure, protocols, policies and procedures required to commence its plan to develop multi-disciplinary medical clinics. In March 1995, the Company began implementing the initial stages of its business plan. The Company formed Complete Wellness Centers, L.L.C. ("CWC, LLC"), a Delaware limited liability company, as a vehicle for raising capital needed to open Integrated Medical Centers. The Company is the managing member of CWC, LLC and has a 1% equity interest. The Company has obtained irrevocable and permanent voting proxies from the holders of a majority of ownership interests in CWC, LLC. The Company consolidates the financial statements of CWC, LLC in its financial Statements. Throughout 1996 and 1997 CWC, LLC established and terminated affiliations with 7 chiropractic practices. During the first quarter of 1998 CWC, LLC incurred losses of $117,052. At March 31, 1998 CWC, LLC has no operations. The Company has no intention of establishing any new affiliations or operations through CWC, LLC.

         The Company began pursuing its primary development strategy in early 1996. This strategy involves entering into an agreement with one or more chiropractors and their existing chiropractic practices and Admincorps. The chiropractor or the existing chiropractic practice leases the office space and equipment utilized by the existing chiropractic practice to the Company. The chiropractor then incorporates the Admincorp, with which task the Company now assists, and causes the Admincorp to ratify the agreement. In general, the Admincorp assumes responsibility for the daily management functions of the Integrated Medical Centers. The Company agrees to furnish the Admincorp certain services, such as assistance with advertising, other practice development activities, and medical doctor recruitment, to help the Admincorp perform such daily management functions. The Company then forms the Medcorp and enters into a long-term management agreement with the Medcorp to provide certain administrative and management services. In addition, the Company subleases the existing chiropractic practice's office space and equipment to the Medcorp. The Medcorp employs the Affiliated Chiropractor(s) and one or more medical doctors. Depending on the needs of the patient base, the Medcorp may also employ one or more other traditional or alternative health care providers.

         Through March 31, 1998 the Company has directly formed 64 medical corporations with similar affiliation contracts totaling 89 clinics, of which 85 are in operation. The operations of all the medical corporations are included in the consolidated financial statements of the company. At March 31, 1998, the Company, as a result of its medical operations had revenues of $4,926,990 and a loss from operations of $292,690 including the losses of CWC, LLC of $117,052 for the period ended March 31, 1998.

         During May 1997, the Company incorporated three new wholly owned subsidiaries. Complete Wellness Research Institute, Inc. (CWRI) and Complete Wellness Education, Inc. (CWEI), are Delaware corporations; and Complete Billing, Inc. (CBI), is a Florida corporation. Two of the three companies started operations in May 1997. CWEI has not yet begun operations. CWRI provides clinic research and studies to pharmaceutical, vitamin, natural product and medical device manufactures within the Company's network of clinics. CWEI, through its consortium of nationally recognized doctors and authors, will provide education and wellness articles and periodicals to national publications and publishers. CBI is a healthcare billing company, which provides services to medical and chiropractic clinics, both inside the Company's clinic network and to unaffiliated doctors. Included in the Company's March 31, 1998 consolidated financial statements are the results of operations of these companies. CWRI and CWEI did not have any revenues or results from operations at March 31, 1998. CBI had revenues of $45,038 and a loss from operations of $3,823.

         Also, during May 1997 the Company entered into an agreement to become the majority shareholder of a new company, Complete Wellness Independent Physicians Association, Inc. ("CWIPA"), a Delaware corporation, now named Optimum Health Services ("Optimum"). The Company holds an 86.67% stake in Optimum, with 13.33% ownership held by the management of Optimum. Optimum plans to build a network of primary, specialty, hospital and ancillary healthcare providers, including the Company's network of clinics, to attract managed care contracts, Medicare, Medicaid and federal and state government contracts and self funded corporation contracts. Optimum began developing its provider network in June 1997. It is anticipated that Optimum will be ready to enter into contracts to provide access to its network in 1998. Included in the Company's March 31, 1998 consolidated financial statements are the results of operations of this company, with effect given to the 13.33% minority interest. At March 31, 1998, Optimum had no revenue and a loss from operations of $196,479 after giving effect to minority interest of $7,179.

         On May 13, 1998, the Company's Board of Directors adopted a plan to divest the operations of the Company's 86.67% owned subsidiary, Optimum Health Services, Inc. ("Optimum"). Under the plan the Company will issue a dividend to the Company's shareholders of record on May 13, 1998 in the form of common stock in Optimum. Each of the Company's shareholders on the record date will receive shares of Optimum common stock based on their pro rata ownership of the Company's stock. Optimum plans to offer to its shareholders additional common stock in an offering intended to raise a minimum of $200,000 and a maximum of $1,000,000 of additional capital through this offering.

         On the date of closing, the Company will convert its advances to Optimum into a $200,000 senior secured note bearing interest at 12% per annum due at the earlier of December 31, 1999 or at the date of any financing of $1,000,000 or more by Optimum. Any remaining unpaid principle and interest will be due in full on December 31, 1999. The Company will also receive warrants to purchase 50,000 shares of Optimum's common stock at $5.00 per share for a period of five years subject to certain put and call options to sell or buy the warrants pro rata at various prices up to a maximum of $860,000 in the aggregate. The Company will also provide certain lease guarantees (up to a maximum of $250,000) to Optimum and enter into a 10 year strategic alliance with Optimum.

         During July 1997 a subsidiary of the Company acquired all of the operating assets and business of Oxford Health Plan's Smokenders program for $50,000. The subsidiary, Complete Wellness Smoking Cessation, Inc. (Smokenders) also agreed to pay Oxford Health Plan a royalty of 5% on gross revenues for a 10 year period. In forming Smokenders the Company contributed $50,000 cash and a commitment to provide working capital as needed in an amount not to exceed $198,000 in return for 88.23% of the common stock. Robert J. Mrazek, the CEO of Smokenders and a director of the Company is to contribute $22,000 in promissory notes in return for 11.77% of the common stock. The promissory notes from Mr. Mrazek will accrue interest at 8%. Unpaid interest and principle on the promissory notes will be payable no later than September 30, 2000. Smokenders plans to market its smoking cessation behavioral modification program to corporations, federal and state government agencies and individuals as well as seek strategic alliances with pharmaceutical companies to develop an adjunct product for nicotine replacement therapies. Additionally, the Smokenders program will be offered in the Company's medical clinics. Smokenders started operations in August 1997. Included in the Company's March 31, 1998 consolidated financial statements are the results of operations of this company. At March 31, 1998, Smokenders had revenue of $40,322 and losses from operations of $112,977.

         In January 1998, the Company, through its wholly owned subsidiary Complete Wellness Weight Management ("CWWM"), acquired 56 weight management centers from Nutri/Systems, L.P. and a perpetual license to use the Nutri/System brand name for $150,000 and the assumption of and assignment of the outstanding obligations of the centers of approximately $380,000. Included in the Company's March 31, 1998 consolidated financial statements are the results of operations of CWWM. At March 31, 1998, CWWM had revenues of $2,310,897 and income from operations of $170,163.

RESULTS FROM OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Revenue. During the three months ended March 31, 1998 and March 31, 1997 the Company had total revenue of $7,328,477 and $962,241 respectively. The increase of $6,366,236 was due primarily to the net addition of 69 Integrated Medical Centers after March 1997, which contributed $4,926,990 of the increase with the remainder made up by new subsidiaries which initiated operations after March 1997.

         Salary and Consulting Costs. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred salary and consulting costs of $1,521,834 and $416,528, respectively. The increase of $ 1,105,306 was due to an increase in the costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters, the medical capacity at the clinics and commencement of operations at three new subsidiaries during the first quarter of 1998.

         Management Fees. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred management fees of $2,626,890 and $357,073, respectively. These are fees that are paid to the affiliated chiropractors' management companies for managing the day-to-day operations of the Integrated Medical Centers. The increase of $2,269,817 was due primarily to the net addition of 69 Integrated Medical Centers after March 1997.

         Rent. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred rent expense of $508,514 and $47,584, respectively. Rent consists of amounts paid for office space and certain equipment by the Company at the medical and weight loss clinics. Rent for space and equipment for the medical clinics is paid when the accounts receivable of the medical clinic are collected by the medical clinic. Rent for the weight loss centers is paid based on a fixed lease, generally five years in duration. The increase of $460,990 was due primarily to the net addition of 69 Integrated Medical Centers after March 1997 and the addition of 56 weight loss centers.

         Advertising and Marketing. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred advertising and marketing expenses of $209,763 and $24,213, respectively. The increase of $185,550 was attributable primarily to additional national advertising for marketing of the medical and weight loss centers.

         Bad Debt Expense. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred bad debt expense of $1,047,236 and $218,661, respectively. The Company has adopted a policy of fully reserving for any accounts receivable that are not collected within 90 days. The increase of $828,575 was due to an increase in reserves for doubtful accounts for the medical clinics.

         Network Development Costs. All network development costs relate to the activities of Optimum. Optimum is developing a network of health care providers with the intention of entering into contracts with managed care entities for the provision of medical services. During the three months ended March 31, 1998, the Company's Optimum subsidiary experienced network development costs of $203,658. Optimum did not have operations during the three months ended March 31, 1997.

         General and Administrative. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred general and administrative expenses of $1,118,588 and $364,176, respectively. The increase of $754,412 was due primarily to the net addition of 69 Integrated Medical Centers after March 1997 and three new subsidiaries and consists of increases of (i) $63,384 in insurance costs, (ii) $389,502 in legal and accounting costs, (iii) $48,929 in travel and entertainment costs and (iv) $252,597 in various costs such as automobile, telephone, postage and printing and reproduction.

         Depreciation and Amortization. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred depreciation and amortization expense of $85,783 and $15,181, respectively. The increase of $70,602 resulted from the addition of fixed assets, primarily computer equipment, which tend to have depreciable lives of five years or less and the acceleration of depreciation on assets used in CWC,LLC.

         Operating Loss. The consolidated operating loss of the Company decreased from $481,175 for the three moths ended March 31, 1997 to $463,325 for the three months ended March 31, 1998. The loss, excluding the operations of Optimum, would have been $481,175 and $259,667 for the three months ended March 31, 1997 and 1998, respectively. The net improvement in operation results relates to the addition of the weight loss subsidiary and the increasing number and improving operating results of the affiliated medical centers.

         Interest Expense. During the three months ended March 31, 1998 and March 31, 1997, the Company had interest expenses of $1,523 and $23,112, respectively. The decrease of $21,589 resulted from the retirement of the bridge financing loan repaid in February 1997.

         Interest Income. During the three months ended March 31, 1998 and March 31, 1997, the Company had interest income of $21,863 and $3,286, respectively. The increase of $18,577 resulted from the investment of funds as a result of the Company's refinancing in a series of short term securities.

         Minority Interest. During 1996, the losses incurred by CWC, LLC allocable to the minority interest owners of CWC, LLC eliminated all net equity of the minority interest owners. Accordingly, the Company has reflected 100% of the operations of the CWC, LLC in its results of operations, which approximates loss of $117,052 and income of $4,910 for the three months ended March 31, 1998 and March 31, 1997, respectively, without allocation to the minority interest owners. In addition, the Company's investments in Complete Wellness Smoking Cessation, Inc. represents 100% of the equity funding of that entity. The Company has reflected 100% of the operations, assets and liabilities of the subsidiary due to the lack of minority interest investment into the Company, which approximates $(112,977), $43,910 and $235,871 respectively as of March 31, 1998. The Company's investment in Optimum was made in conjunction with an investment by the minority interest owners. The Company has included the effects of an allocation of approximately $7,179 of the net losses incurred by Optimum for the three months ended March 31, 1998 based on the minority interest owners investment in and percentage ownership of Optimum and limitations due to the limited net equity.

         The Company has evaluated its tax position as of March 31, 1998 and its expected tax position for the next three to five years and determined that, based on assumptions and estimates utilized in its evaluation, it is more likely than not that the Company will not be able to realize the economic benefits of net operation losses incurred and certain other deferred items. Accordingly, the Company has recorded a valuation allowance representing 100% of the net deferred tax assets and has recognized a net tax provision of zero.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses, negative cash flow from operations and an accumulated deficit each month since its inception. For the three months ended March 31, 1998 and March 31, 1997 the Company had incurred a net loss of $435,806 and $505,001, respectively. At March 31, 1998, the Company had working capital of $3,299,489 and an accumulated deficit of $5,828,059.
Net cash used in operations for the three months ended March 31, 1998 and March 31, 1997 was $2,379,362 and $564,372,
respectively. Net cash used in operations exclusive of Optimum was $2,089,362 and $564,372 for the three months ended March 31, 1998 and March 31, 1997, respectively. Negative cash flow for each period was attributable primarily to net losses in each of the periods and increases in cash flow for each period was attributable primarily to net losses in each of the periods and increases in accounts receivable net of accounts payable and other current liabilities. For the periods ended March 31, 1998 and March 31, 1997, the Company used $70,846 and $54,778, respectively, for purchase of equipment.

         The Company intends to develop no fewer than 30 additional medical clinics by December 31, 1998. The average cost to the Company to develop a medical clinic is approximately $10,000.

         Since the formation of Optimum in May 1997, the Company has invested approximately $630,000 to finance the costs of developing a provider network. On May 13, 1998 the Board of Directors approved a plan to divest of the operations of Optimum. The plan calls for the Company to provide additional funding of $300,000 and to guarantee, under certain circumstances, operating leases of Optimum after divestiture up to $250,000.

         Recovery of amounts funded to Optimum is dependent upon the successful completion of the Optimum business plan, including completion of its financing plan and entering into profitable contracts to provide access to its network.

         Cash to fund continuing operations of the Company's medical clinics, until they begin to provide a positive cash flow, development of planned additional medical clinics and amounts committed to Optimum until the date of divestiture will be provided by existing working capital as of March 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
         Not Applicable
ITEM 2. CHANGES IN SECURITIES
         Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable
ITEM 5. OTHER INFORMATION
         Not applicable
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         Form 8-K, January 15, 1998
                Item 5 - Other Events- Purchase of Selected Assets
                Item 7 - Exhibit - Press Release
                Item 7 - Asset Purchase Agreement

         Form 8-K, February 9, 1998
                Item 5 - Other Events - Sale of Senior Redeemable Preferred
                         Stock
                Item 7 - Exhibit - Press Release

         Form 8-K, March 11, 1998
                Item 5 - Other Events - Completed Sale of Senior Redeemable
                         Preferred Stock
                Item 7 - Exhibit - Pro Forma Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:    May 15, 1998

Complete Wellness Centers, Inc.

By  /s/ Michael T. Brigante
   ------------------------
Michael T. Brigante-
Chief Financial Officer