Form 10QSB
period 1998-06-30
COMPLETE WELLNESS CENTERS INC
filed 1998-08-12
CIK 1022828

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------

                                   Form 10-QSB
                QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                  --------------------------------------------

                         Commission file number 0-22115

                  --------------------------------------------
                         COMPLETE WELLNESS CENTERS, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                  52-1910135

            ---------------                           ---------------

     (State or jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                 Identification Number)


                  ---------------------------------------------

                                  SUITE 200
                666 ELEVENTH STREET, N.W., WASHINGTON, D.C. 20001

           ----------------------------------------------------------
          (Address and telephone number of principal executive offices)



                                 (202) 639-9700

                            -------------------------
                           (Issuer's telephone number)

 Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
                         days. Yes  X        No    .
                                   ---          ---

      State the number of share outstanding of each of the issuer's classes of common equity, at June 30, 1998: 2,227,057

================================================================================

                         COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
           CONDENSED CONSOLIDATED BALANCE SHEETS -
                JUNE 30, 1998 AND DECEMBER 31, 1997 ............................  1
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 ...............  2
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997..............  3
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................  4
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ............................  8
PART II.   OTHER INFORMATION ................................................... 14
           SIGNATURES .......................................................... 15

ITEM 1  FINANCIAL STATEMENTS

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,                 DECEMBER 31,
                                                                                           1998                       1997
                                                                                       -----------                -----------
                                                                                       (UNAUDITED)                   (NOTE)
                                       ASSETS
Current Assets:
     Cash and cash equivalents                                                          $1,861,889                   $804,924
     Patient receivables, net of allowance for doubtful
          accounts of $5,730,151 and $1,885,279                                          5,442,423                  2,997,122
     Inventory                                                                             685,027                     39,483
     Prepaid expenses                                                                      203,729                     42,882
     Other assets                                                                          303,834                    156,573
     Deposits                                                                               79,808                    150,000
                                                                                       -----------                -----------
Total current assets                                                                     8,576,710                  4,190,984
Furniture and equipment, net                                                               576,618                    504,215
                                                                                       -----------                -----------
Total assets                                                                            $9,153,328                 $4,695,199
                                                                                       ===========                ===========
   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                              $1,671,410                 $1,156,865
     Accrued management fees and leases                                                  3,670,659                  3,117,135
     Accrued interest                                                                            0                      8,298
     Advances from affiliates                                                               45,433                    154,976
     Notes payable - current                                                                51,698                     45,433
                                                                                       -----------                -----------
Total current liabilities                                                                5,439,200                  4,482,707
Convertible note payable                                                                         0                     25,000
Note payable                                                                                     0                    500,000
Minority interest                                                                                0                      7,179
Redeemable Preferred Stock, $.01 par value per share, 8%
     cumulative, 104,401 shares currently issued and outstanding                         4,813,614                          0
Stockholders' equity/(deficit):
     Common Stock, $.0001665 par value per share,
          10,000,000 shares authorized, 2,227,057 shares
          issued and outstanding                                                               612                        363
     Additional capital                                                                  5,352,167                  5,044,365
     Accumulated deficit                                                                (6,452,265)                (5,364,415)
                                                                                       -----------                -----------
Total stockholders' deficit                                                             (1,099,486)                  (319,687)
                                                                                       -----------                -----------
Total liabilities and stockholders' deficit                                             $9,153,328                 $4,695,199
                                                                                       ===========                ===========

Note: The Balance Sheet at December 31, 1997 has been extended from the audited financial statements at that date.


            See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JUNE 30,                                 JUNE 30,
                                                  -----------------------------          -------------------------------
                                                     1998               1997                 1998                1997
                                                  -----------       -----------          -----------         -----------
                                                  (UNAUDITED)       (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
Revenue:
     Integrated medical clinics                   $5,091,647        $1,842,460            $10,018,316          $2,804,702
     Weight management centers                     2,993,054                 0              5,303,951                   0
     Other income                                     66,085                 0                151,767                   0
                                                  ----------        ----------            -----------         -----------
Total operating revenue                            8,150,786         1,842,460             15,474,034           2,804,702
Direct expenses:
     Salary and consulting costs                   1,897,298           685,074              3,739,895           1,101,932
     Management fees                               2,096,093           884,691              4,983,717           1,241,765
     Cost of weight management revenue               617,434           ---                  1,081,679             ---
     Rent                                            716,646            74,084              1,253,714             110,735
     Advertising and marketing                       386,523            28,672                605,853              52,885
     Bad debt expense                              1,124,921           254,483              2,169,540             473,144
                                                  ----------        ----------            -----------         -----------
Total direct expenses                              6,838,915         1,927,004             13,834,398           2,980,461
Network development cost                             224,019           ---                    427,676             ---
General and administrative                         1,638,861           654,502              2,125,743           1,029,281
Depreciation and amortization                         23,627            21,122                109,908              36,303
                                                  ----------        ----------            -----------         -----------
Operating loss                                      (574,636)         (760,168)            (1,023,691)         (1,241,343)
Interest expense                                           0             1,757                  1,487              24,869
Interest income                                        3,885            44,084                 26,846              47,370
Minority interest                                          0             5,851                 (7,179)              5,851
                                                  ----------        ----------            -----------         -----------
Net loss before income taxes                        (570,751)         (711,990)            (1,005,511)         (1,212,991)
Income taxes                                               0               204                  1,045               4,204
                                                  ----------        ----------            -----------         -----------
Net loss after income taxes                        ($570,751)        ($712,194)           ($1,006,556)        ($1,217,195)
                                                  ==========        ==========            ===========         ===========

Loss per share - basic                                ($0.22)           ($0.38)                ($0.40)             ($0.70)
                                                  ==========        ==========            ===========         ===========

Weighted average common shares - basic             2,543,610         1,860,767              2,539,020           1,745,016
                                                  ==========        ==========            ===========         ===========

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                               -----------------------------------
                                                                    1998                   1997
                                                               --------------          -----------
                                                                 (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                         ($1,006,556)          ($1,217,195)
Adjustments to reconcile net loss to net
     Cash used in operating activities:
     Minority interest                                                     0                (5,851)
     Depreciation and amortization                                   112,629                36,303
     Provision for bad debt                                        3,844,872               473,144
     Amortization of debt discount                                         0                 2,000
     Recognition of compensatory granting
          non-qualified stock options                                 67,319                 4,271
     Recognition of the granting of common
          stock warrants                                              14,426                     0
     Changes in operating assets and
          liabilities:
          Accounts receivables                                    (6,528,454)             (988,962)
          Advances to officers and other
               current assets                                       (175,386)              (78,556)
          Current tax liability                                            0                35,727
          Deferred taxes                                                   0               (31,523)
          Accounts payable and other current liabilities             956,493               214,973
                                                                 -----------           -----------
Net cash used in operating activities                             (2,714,657)           (1,555,669)
INVESTING ACTIVITIES
Purchase of equipment                                                (64,228)             (168,975)
Investment in subsidiaries                                          (199,536)               50,000
                                                                 -----------           -----------
Net cash used in investing activities                               (263,536)             (118,975)
FINANCING ACTIVITIES
Payment of notes                                                    (525,000)                    0
Payment of bridge loan                                                     0            (1,100,000)
Proceeds from sale of preferred stock                              4,560,158                     0
Proceeds from sale of common stock                                         0             4,686,060
Proceeds from notes payable                                                0                17,481
                                                                 -----------           -----------
Net cash provided by financing activities                          4,035,158             3,603,541
                                                                 -----------           -----------
Net increase in cash and cash equivalents                          1,056,965             1,928,897
Cash and cash equivalents at beginning
     of period                                                       804,924               298,509
                                                                 -----------           -----------
Cash and cash equivalents at end of period                        $1,861,889            $2,227,406
                                                                 ===========           ===========

            See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMETNS
                                  (UNAUDITED)
                                 JUNE 30, 1998

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

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

       The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB, as amended, dated December 31, 1997. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE B - NET LOSS PER SHARE

       The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. During the first quarter 1997, the Company issued 1,145,800 shares of common stock in connection with the Company's Initial Public Offering. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of redeemable Senior Convertible Preferred Stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

NOTE C - FINANCING

       On January 23, 1998, the Company finalized a $5,000,000 private placement of Senior Redeemable Preferred Stock (the "Redeemable Preferred Stock") with two investment groups (the "Investors"). The terms of the offering consisted of a $500,000 13% Bridge Loan (the "Bridge Loan") received by the Company on December 16, 1997, a $1,000,000 Senior Redeemable Preferred Stock purchase by the Investors on January 17, 1998, of which $500,000 was used to retire the Bridge Loan and a $4,000,000 Senior Redeemable Preferred Stock purchase by the Investors on January 23, 1998.

       The cost of the offering to the Company of approximately $468,000 was paid out of the proceeds of the Redeemable Preferred Stock offering. Accretion of the transaction cost is being recognized over the period of issuance to the dates of mandatory redemption.

       The Redeemable Preferred Stock was sold at $50 per share and carries a $0.01 par value. The Redeemable Preferred Stock accrues cash dividends at 8% payable quarterly in arrears or at 10% payable quarterly in arrears if the Company chooses to pay the dividend in the form of additional Redeemable Preferred Stock. After December 31, 2000 the dividend rate will increase to 12%. The Redeemable Preferred Stock has a liquidation preference of $50 per share plus accrued and unpaid dividends. The Investors have mandatory redemption rights with respect to $3,000,000 of the Redeemable Preferred Stock, plus any dividends paid thereon in the form of additional Redeemable Preferred Stock, on the earlier of December 31, 2000 or the completion of any financing by the Company in excess of $5,000,000. The remaining $2,000,000 of Redeemable Preferred Stock, plus any dividends paid in the form of additional Redeemable Preferred Stock, are subject to mandatory redemption no later than five years after closing the transaction (January 23, 2003). The Redeemable Preferred Stock is redeemable at $50 per share plus accrued and unpaid dividends.

       Additionally, the Investors received warrants (the "Purchase Warrants"), with a term of seven years, to purchase an aggregate of 2,850,000 of the Company's publicly traded redeemable common stock purchase warrants (the "Warrants"). The Purchase Warrants have an exercise price of $0.01. The Warrants have an exercise price of $1.75. Up to 1,350,000 of the Purchase Warrants are redeemable by the Company at $0.01 per warrant under certain conditions as follows:

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

       The Investors have the right to prohibit any significant transactions, financing, dividends and related party transactions as part of the general conditions of the transaction. Further, the Investors have demand and piggyback registration rights for any common stock issued or issuable pursuant to the Warrants.

        On July 2, 1998, the Company entered into a Second Supplement to the Investment Agreement with the Investors whereby certain terms and conditions of the $5,000,000 private placement of Redeemable Preferred Stock were amended or were canceled and new preferred and common stock was issued to the Investors. The significant provisions of the new issuances are as follows:

       (I) The Company issued 100,000 shares of newly authorized Senior Convertible Preferred Stock (the "Convertible Preferred Stock"), $0.01 par value at $50 per share, to the Investors in exchange for the Redeemable Preferred Stock which was canceled upon receipt by the Company. The Convertible Preferred Stock accrues dividends at 8% per annum if paid in cash and 10% per annum if paid in the form of additional Convertible Preferred Stock. Dividends are payable quarterly. Dividends, in the form of additional Preferred Stock, were paid out as of March 31 and June 30, 1998.

       (II) The Convertible Preferred Stock's liquidation preference is calculated as $50 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated and unpaid to the date of final distribution.

       (III) Conversion of the Convertible Preferred Stock is based on the liquidation preference divided by the lower of $1.75 or 75% of the current market price per share of the Company's Common Stock on the trading day immediately prior to the conversion date, subject to certain anti-dilution provisions. Conversion of the Convertible Preferred Stock, at the option of the Investors, can occur at any time on or after January 3, 1999 or, if the Company is unable to obtain shareholder approval to increase its authorized shares of common stock to 50,000,000 from 10,000,000 shares, at any time on or after August 31, 1998.

       (IV) The Convertible Preferred Stock is redeemable, at the Company's option, in whole but not in part, from July 2, 1998 through January 3, 1999 at the liquidation preference, except that the dividend rate shall be 12% per annum.

       (V) The Investors are entitled to maintain one representative on the Company's board of directors so long as the Convertible Preferred Stock is outstanding. In the event the Company is unable to obtain shareholder approval to increase its authorized shares of common stock to 50,000,000 from 10,000,000 shares, the Investors are entitled to maintain majority representation on the Company's board of directors. The Investors' right to representation on the Company's board of directors terminates upon redemption or conversion of the Convertible Preferred Stock.

       (VI) Warrants issued to the Investors in connection with the Redeemable Preferred Stock issuance were returned to the Company and canceled.

       (VII) The Company issued 100,000 fully paid for and non-assessable shares of the Company's common stock to the Investors. All common stock issued or issuable to the Investors upon conversion of the Convertible Preferred Stock contain certain demand registration rights, the Company will bear all costs associated with such registrations, if any.


NOTE D - AMENDMENT OF SMOKENDERS SHAREHOLDERS' AGREEMENT

       On June 1, 1998, the Company amended certain agreements with its Smokenders subsidiary. On or before September 30, 1998 the Company shall contribute to Smokenders $23,000 as additional capital and $75,000 in return for a secured note bearing interest at 12%, payable on or before September 30, 1999. Additionally, the Company eliminated the $22,000 of promissory notes due from Mr. Mrazek, CEO of Smokenders, as part of the original shareholder agreement. The Company also agreed to grant the managers of Smokenders up to an additional 3,000 shares of Smokenders stock 1,500 of which vested at the grant date and 1,500 of which are subject to time vesting schedules through August 1, 1999. All options are exercisable for 5 year periods, contain anti-dilution provisions, and are not exercisable until January 1, 2000 except under certain circumstances. The exercise of these options will result in the managers having 35% of the outstanding shares of Common Stock and the Company having 65% of the outstanding shares of Common Stock of Smokenders. All shares of Common Stock of Smokenders to be issued pursuant to this agreement are non-public restricted securities exempt from regulation requirements of the Securities Act of 1933 as amended. The shareholders of Smokenders have certain put and call options as well as non-mandatory repurchase options and liquidation requirements in the event selling shareholders are not able to obtain buyers for their stock.

NOTE E - ACQUISITIONS

       In January 1998 the Company, through its wholly owned subsidiary Complete Wellness Weight Management ("CWWM"), completed its acquisition of 56 weight management centers from Nutri/Systems, L.P. and a perpetual license to use the Nutri/System brand name for $150,000 and the assumption and assignment of the outstanding obligations of the centers of approximately $380,000. The Company has included the results of operations of these centers in its accompanying condensed consolidated financial statements from February 1, 1998 (date acquisition was fully consummated) through the end of each subsequent period presented. The Company recognized revenues and income from operations of $5,303,951 and $263,457 respectively, during the six months ended June 30, 1998.

       On May 29, 1998 the Company, by unanimous consent of the Board of Directors, agreed to purchase all of the outstanding units of Complete Wellness Centers, LLC ("CWC,LLC"), a Delaware limited liability company, of which the Company has a 1% equity interest and irrevocable proxies from a majority of interest holders in the LLC. The acquisition will be accomplished by the issuance of 77,821 shares of Common Stock valued at $200,000, based upon the average closing bid price of the Company's Common

Stock for the thirty (30) trading days prior to June 1, 1998. Such shares shall be subject to SEC Rule 144, but shall have piggyback registration rights. Former and current employees, directors, and immediate relatives of management, owning 37.6% of the LLC's equity shall receive a discount to 26.32% of the $200,000 valuation of the LLC; the remaining investors shall receive the balance of the valuation on a pro rata basis in accordance with their respective investments.

        In July 1998, the Company purchased Accident and Industrial Injury Associates ("AIIA"), a chiropractic preferred provider network of approximately 2,700 providers located throughout the United States in exchange for warrants to purchase 20,000 shares of its common stock for $3.31 per share which expire in 5 years and contain certain piggyback registration rights. The Company will account for this transaction under the purchase method. The primary assets acquired were members of the network and databases related to the operations thereof. The Company contemporaneously sold 30% of its interest in AIIA to its 86.67% owned subsidiary, Optimum Health Services, Inc. ("Optimum") in exchange for a $12,000 note bearing interest at 6.1% per annum, due January 31, 2000. Optimum will manage the network on behalf of the Company and receive an additional 20% interest in AIIA over three years as compensation for such services. The Company has committed to fund the initial working capital requirements of AIIA, up to approximately $10,000, after which, the Company and Optimum will fund all future working capital requirements equally.



NOTE F - DISCONTINUANCE OF BUSINESS

        On May 13, 1998, the Company's Board of Directors adopted a plan to divest the operations of Optimum. Under the plan the Company will issue a dividend to the Company's shareholders of record on May 13, 1998 in the form of the Company's common stock in Optimum. Each of the Company's shareholders on the record date will receive shares of Optimum common stock based on their pro rata ownership of the Company's stock. Optimum filed a registration statement with the SEC on July 16, 1998 related to the offering of 1,000,000 shares of its common stock to its shareholders and anticipates raising a maximum of $1,000,000 of additional capital. As of August 10, 1998, the SEC has not declared Optimum's registration statement effective.

        On the date of closing of Optimum's offering, the Company will convert its advances to Optimum into a $200,000 senior secured note bearing interest at 12% per annum due at the earlier of December 31, 1999 or at the date of any financing of $1,000,000 or more by Optimum. Any remaining unpaid principle and interest will be due in full on December 31, 1999. The Company will also receive warrants to purchase 100,000 shares of Optimum's common stock at $1.00 per share for a period of five years subject to certain put and call options to sell or buy the warrants pro rata at various prices up to a maximum of $860,000 in the aggregate. The Company will also provide certain lease guarantees (up to a maximum of $250,000) to Optimum and enter into a 10 year strategic alliance with Optimum.

        Optimum initiated operations in May 1997. During the year ended December 31, 1997, Optimum had losses from operations of $317,682 with no revenues. For the period ended June 30, 1998, Optimum had losses from operations of $427,676 with $2,668 in revenues.

        On July 7, 1998, the Company committed to a formal plan to discontinue the operations of Compete Billing, Inc. ("CBI"), one of its wholly owned subsidiaries. The Company plans to cease operations on August 15, 1998 and convert all billing done by CBI back to the respective medical clinics that are CBI's clients. The Company does not expect to incur any expenses as a result of closing CBI.

        CBI initiated operation in May 1997. During the year ending December 31, 1997, CBI had losses from operations of $9,597 on revenues of $84,071. For the period ending June 30, 1998, CBI had losses from operations of $12,375 on revenues of $73,744.

        The combined losses from the discontinuance of these two businesses through June 30, 1998 was $440,051 on revenues of $76,412.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, and in other sections of this Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes appearing elsewhere in this report.

       The Company was established in November 1994. From its inception until March 1995, the Company raised funds privately and developed the corporate infrastructure, protocols, policies and procedures required to commence its plan to develop multi-disciplinary medical clinics. In March 1995, the Company began implementing the initial stages of its business plan. The Company formed Complete Wellness Centers, L.L.C. ("CWC, LLC"), a Delaware limited liability company, as a vehicle for raising capital needed to open Integrated Medical Centers. The Company is the managing member of CWC, LLC and has a 1% equity interest. The Company has obtained irrevocable and permanent voting proxies from the holders of a majority of ownership interests in CWC, LLC. The Company consolidates the financial statements of CWC, LLC in its financial Statements. Throughout 1996 and 1997 CWC, LLC established and terminated affiliations with 7 chiropractic practices. During the six months ending June 30, 1998, CWC, LLC incurred losses of $101,301. At June 30, 1998 CWC, LLC had no operations. The Company has no intention of establishing any new affiliations or operations through CWC, LLC.

       The Company began pursuing its primary development strategy in early 1996. This strategy involves entering into an agreement with one or more chiropractors and their existing chiropractic practices and Admincorps. The chiropractor or the existing chiropractic practice leases the office space and equipment utilized by the existing chiropractic practice to the Company. The chiropractor then incorporates the Admincorp, with which task the Company now assists, and causes the Admincorp to ratify the agreement. In general, the Admincorp assumes responsibility for the daily management functions of the Integrated Medical Centers. The Company agrees to furnish the Admincorp certain services, such as assistance with advertising and other practice development activities, as well as medical doctor recruitment, to help the Admincorp perform such daily management functions. The Company then forms the Medcorp and enters into a long-term management agreement with the Medcorp to provide certain administrative and management services. In addition, the Company subleases the existing chiropractic practice's office space and equipment to the Medcorp. The Medcorp employs the Affiliated Chiropractor(s) and one or more medical doctors. Depending on the needs of the patient base, the Medcorp may also employ one or more other traditional or alternative health care providers.

       Through June 30, 1998 the Company has directly formed 69 medical corporations with similar affiliation contracts totaling 91 clinics, of which 84 are in operation as of that date. The operations of all the medical corporations are included in the consolidated financial statements of the company. At June 30, 1998, the Company, as a result of its medical operations had revenues of $10,018,852 and income from operations of $807,996 including the losses of CWC, LLC of $101,301 for the period ended June 30, 1998.

       During May 1997, the Company incorporated three new wholly owned subsidiaries. Complete Wellness Research Institute, Inc. ("CWRI") and Complete Wellness Education, Inc. ("CWEI"), are

Delaware corporations; and Complete Billing, Inc. ("CBI"), is a Florida corporation. Two of the three companies started operations in May 1997. CWEI has not yet begun operations. CWRI provides clinic research and studies to pharmaceutical, vitamin, natural product and medical device manufactures within the Company's network of clinics. CWEI, through its consortium of nationally recognized doctors and authors, will provide education and wellness articles and periodicals to national publications and publishers. CBI is a healthcare billing company, which provides services to medical and chiropractic clinics, both inside the Company's clinic network and to unaffiliated doctors. Included in the Company's June 30, 1998 consolidated financial statements are the results of operations of these companies. CWRI and CWEI did not have any revenues or results from operations at June 30, 1998. CBI had revenues of $73,744 and a loss from operations of $12,375 for the six months ended June 30, 1998. On July 7, 1998, the Company committed to a formal plan to cease operations of CBI by August 15, 1998.

       Also, during May 1997 the Company entered into an agreement to become the majority shareholder of a new company, Complete Wellness Independent Physicians Association, Inc. ("CWIPA"), a Delaware corporation, now named Optimum Health Services, Inc. ("Optimum"). The Company holds an 86.67% equity interest in Optimum, with 13.33% ownership held by the management of Optimum. Optimum plans to build a network of primary, specialty, hospital and ancillary healthcare providers, including the Company's network of clinics, to attract managed care contracts, Medicare, Medicaid and federal and state government contracts and self funded corporation contracts. Optimum began developing its provider network in June 1997. Optimum entered into two contracts to provide access to its network to unrelated third party insurers in the first quarter of 1998 and is expected to continue the expansion of its network and execute additional access contracts throughout 1998. Included in the Company's June 30, 1998 consolidated financial statements are the results of operations of this company. At June 30, 1998, Optimum had revenue of $2,668 and a loss from operations of $427,676.

       On May 13, 1998, the Company's Board of Directors adopted a plan to divest the operations of the Company's 86.67% owned subsidiary, Optimum Health Services, Inc. ("Optimum"). Under the plan the Company will issue a dividend to the Company's shareholders of record on May 13, 1998 in the form of common stock in Optimum. Each of the Company's shareholders on the record date will receive shares of Optimum common stock based on their pro rata ownership of the Company's stock. Optimum filed a registration statement with the SEC on July 16, 1998 related to the offering of 1,000,000 shares of its common stock to its shareholders and anticipates raising a maximum of $1,000,000 of additional capital. As of August 10, 1998, the SEC has not declared Optimum's registration statement effective.

       On the date of closing, the Company will convert its advances to Optimum into a $200,000 senior secured note bearing interest at 12% per annum due at the earlier of December 31, 1999 or at the date of any financing of $1,000,000 or more by Optimum. Any remaining unpaid principle and interest will be due in full on December 31, 1999. The Company will also receive warrants to purchase 100,000 shares of Optimum's common stock at $1.00 per share for a period of five years subject to certain put and call options to sell or buy the warrants pro rata at various prices up to a maximum of $860,000 in the aggregate. The Company will also provide certain lease guarantees (up to a maximum of $250,000) to Optimum and enter into a 10 year strategic alliance with Optimum.

       During July 1997 a subsidiary of the Company acquired all of the operating assets and business of Oxford Health Plan's Smokenders program for $50,000. The subsidiary, Complete Wellness Smoking Cessation, Inc. ("Smokenders") also agreed to pay Oxford Health Plan a royalty of 5% on gross revenues for a 10 year period. In forming Smokenders, the Company contributed $50,000 cash and a commitment to provide working capital as needed in an amount not to exceed $198,000 in return for 88.23% of the common stock. Robert J. Mrazek, the CEO of Smokenders and a director of the Company is to contribute $22,000 in promissory notes in return for 11.77% of the common stock. The promissory notes from Mr. Mrazek will accrue interest at 8%. Unpaid interest and principle on the promissory notes will be payable no later than September 30, 2000. Smokenders plans to market its smoking cessation behavioral modification program to corporations, federal and state government agencies and individuals as well as seek strategic alliances with pharmaceutical companies to develop an adjunct product for nicotine replacement therapies. Additionally, the Smokenders program is being offered in the Company's medical clinics. Smokenders started operations in August 1997.

       On June 1, 1998, the Company and Mr. Mrazek, CEO of Smokenders, amended the original agreement. On or before September 30, 1998 the Company shall contribute to Smokenders $23,000 as additional capital and $75,000 in cash in return for a secured note bearing interest at 12%, payable on or before September 30, 1999. Additionally, the Company eliminated the $22,000 promissory notes due from Mr. Mrazek as part of the original shareholder agreement. The Company also agreed to grant the managers of Smokenders up to an additional 3,000 shares of Smokenders stock, 1,500 of which vested at the grant date and 1,500 of which are subject to time vesting schedules through August 1, 1999. All options are exercisable for 5 year periods, contain anti-dilution provisions, and are not exercisable until January 1, 2000, except under certain circumstances. The exercise of these options will result in the managers having 35% of the outstanding shares of Common Stock and the Company having 65% of the outstanding shares of Common Stock of Smokenders. All shares of Common Stock of Smokenders to be issued pursuant to this agreement are non-public restricted securities exempt from regulation requirements of the Securities Act of 1933 as amended. In addition, the shareholders of Smokenders have certain put and call options as well as non-mandatory repurchase options and liquidation requirements in the event selling shareholders are not able to obtain buyers for their stock.

       Included in the Company's June 30, 1998 consolidated financial statements are the results of operations of this company. At June 30, 1998, Smokenders had revenue of $103,645 and losses from operations of $171,513.

       In January 1998, the Company, through its wholly owned subsidiary Complete Wellness Weight Management ("CWWM"), acquired 56 weight management centers from Nutri/Systems, L.P. and a perpetual license to use the Nutri/System brand name for $150,000 and the assumption of and assignment of the outstanding obligations of the centers of approximately $380,000. Included in the Company's June 30, 1998 consolidated financial statements are the results of operations of CWWM. At June 30, 1998, CWWM had revenues of $5,303,951 and income from operations of $263,457.

       On May 29, 1998 the Company, by unanimous consent of the Board of Directors, agreed to purchase all of the outstanding units of CWC, LLC. The acquisition will be accomplished by the issuance of 77,821 shares of Common Stock valued at $200,000, based upon the average closing bid price of the Company's Common Stock for the thirty (30) trading days prior to June 1, 1998. Such shares shall be subject to SEC Rule 144, but shall have piggyback registration rights. Former and current employees, directors, and immediate relatives of management, owning 37.6% of the LLC's equity shall receive a discount to 26.32% of the $200,000 valuation of the LLC; the remaining investors shall receive the balance of the valuation on a pro rata basis in accordance with their respective investments.

       In July 1998, the Company purchased Accident and Industrial Injury Associates ("AIIA"), a chiropractic preferred provider network of approximately 2,700 providers located throughout the United States in exchange for warrants to purchase 20,000 shares of its common stock for $3.31 per share which expire after 5 years and contain certain piggyback registration rights. The Company will account for this transaction under the purchase method. The primary assets acquired were members of the network and databases related to the operations thereof. The Company contemporaneously sold 30% of its interest in AIIA to Optimum in exchange for a $12,000 note bearing interest at 6.1% per annum, due January 31, 2000. Optimum will manage the network on behalf of the Company and receive an additional 20% interest in AIIA over three years as compensation for such services. The Company has committed to fund the initial working capital requirements of AIIA, up to approximately $10,000, after which, the Company and Optimum will fund all future working capital requirements equally.

RESULTS FROM OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

       Revenue. During the three and six months ended June 30, 1998 the Company had revenues of $8,150,786 and $15,474,034 respectively, as compared to $1,842,460 and $2,804,702 for the three and six months ended June 30, 1997. The increase of $6,308,326 for the three month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997, which contributed $3,249,187 of the increase with the remainder made up by new subsidiaries which initiated operations after June 1997. The increase of $12,669,332 for the six month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997, which contributed $7,213,614 of the increase with the remainder made up of new subsidiaries which initiated operations after June 1997.

       Salary and Consulting Costs. During the three and six months ended June 30, 1998 the Company incurred salary and consulting costs of $1,897,298 and $3,739,895 respectively, as compared to $685,074 and $1,101,932 for the three and six months ended June 30, 1997. The increase of $1,212,224 for the three month period and an increase of $2,637,963 for the six month period was due to an increase in costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters and the medical capacity at the clinics, the addition of 57 Integrated Medical Centers after June 1997, the additional employees associated with the new subsidiaries, and the recognition of $85,245 compensation expense in 1998 related to stock grants and stock options.

       Management Fees. During the three and six months ended June 30, 1998 the Company incurred management fees of $2,096,093 and $4,983,717 respectively, as compared to $884,691 and $1,241,765 for the three and six months ended June 30, 1997. These are fees that are paid to the affiliated chiropractors' management companies for managing the day to day operations of the Integrated Medical Centers. The increase of $1,211,402 for the three month period and the increase of $3,741,952 for the six month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997.

       Rent. During the three and six months ended June 30, 1998 the Company incurred rent expenses of $716,646 and $1,253,714 respectively, as compared to $74,084 and $110,735 for the three and six months ended June 30, 1997. Rent consists of amounts incurred for administrative and medical office space and certain equipment leased by the company at the medical clinics. Rent for space and equipment for the medical clinics is paid when the accounts receivable of the medical clinic are collected by the medical clinic. The increase of $642,562 for the three month period and the increase of $1,142,979 for the six month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997, the move to new corporate headquarters and office space for new subsidiaries which initiated operations after June 1997.

       Advertising and Marketing. During the three and six months ended June 30, 1998 the Company incurred advertising and marketing expenses of $386,523 and $605,853 respectively, as compared to $28,672 and $52,885 for the three and six months ended June 30, 1997. The increase of $357,851 for the three month period and the increase of $552,968 for the six month period was attributed to additional national advertising for clinic recruitment and national advertising for the weight loss and smoking cessation subsidiaries.

       Bad Debt Expense. During the three and six months ended June 30, 1998 the Company bad debt expenses of $1,124,921 and $2,169,540 respectively, as compared to $254,483 and $473,144 for the three and six months ended June 30, 1997. The Company has adopted a policy of fully reserving for any accounts receivable that are not collected within 90 days. The increase of $870,438 for the three month period and the increase of $1,696,396 for the six month period was due to an increase in reserves for accounts receivable not collected within 90 days.

       Network Development Costs. All network development costs relate to the activities of Optimum Health Services, Inc. Optimum is developing a network of health care providers with the intention of entering into contracts with managed care entities for the provision of medical services. During the three and six months ended June 30, 1998, the Company's Optimum subsidiary experienced network development costs of $224,019 and $427,676 respectively.

       General and Administrative. During the three and six month periods ended June 30, 1998, the Company incurred general and administrative expenses of $1,638,861 and $2,125,743 respectively, as compared to $654,502 and $1,029,281 for the three and six months ended June 30, 1997. The increase of $984,359 for the three month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997 and three new subsidiaries and consists of increases of (i) $58,970 in insurance costs, (ii) $472,171 in legal and accounting costs, (iii) $36,648 in travel and entertainment costs and (iv) $416,562 in various costs such as automobile, telephone, postage and printing and reproduction. The increase of $1,096,462 for the six month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997 and three new subsidiaries and consists of increases of (i) $559,989 in legal and accounting costs, (ii) $50,493 in travel and entertainment costs, and (iii) $485,980 in various costs such as automotive, telephone, postage, printing and reproduction.

       Depreciation and Amortization. During the three and six months ended June 30, 1998, the Company incurred depreciation and amortization expense of $23,627 and $109,908, respectively, as compared to $21,122 and $36,303 for the three and six months ended June 30, 1997. The increase of $2,505 for the three month period and $73,605 for the six month period resulted from the addition of fixed assets, primarily computer equipment, which tend to have depreciable lives of five years or less, the addition of three new subsidiaries, and the acceleration of depreciation on assets formerly used in CWC, LLC.

       Operating Loss. The consolidated operating loss of the Company decreased from $760,168 and $1,241,343 for the three and six months ended June 30, 1997 to $574,636 and $1,023,691 for the three and six months ended June 30, 1998. The loss, excluding the discontinued operations of Optimum and CBI, would have been $760,168 and $1,241,343 for the three and six months ended June 30, 1997 and $342,066 and $583,640 for the three and six months ended June 30, 1998. The net improvement in operation results relates to the addition of the weight loss subsidiary and the increasing number and improving operating results of the affiliated medical centers.

       Interest Expense. During the three and six months ended June 30, 1998 the Company had interest expense of $0 and $1,487, respectively, as compared to $1,757 and $24,869 for the three and six months ended June 30, 1997. The decrease of $1,757 for the three month period and $23,382 for the six month period resulted from the retirement of the bridge financing loan repaid in February 1997.

       Interest Income. During the three and six months ended June 30, 1998 , the Company had interest income of $3,885 and $26,846, respectively as compared to $44,084 and $47,370 for the three and six month periods ended June 30, 1997. The decrease of $40,199 for the three month period and the decrease of $20,524 for the six month period resulted from a lower amount of invested funds in 1998 as compared to the same period in 1997.

       Minority Interest. During 1996, the losses incurred by CWC, LLC allocable to the minority interest owners of CWC, LLC eliminated all net equity of the minority interest owners. Accordingly, the Company has reflected 100% of the operations of the CWC, LLC in its results of operations, which approximates a gain of $15,752 and a loss of $101,301 for the three and six months ended June 30, 1998, respectively, as compared to a loss of $71,808 and $76,718 for the three and six month periods ended June 30, 1997. In addition, the Company's investments in Complete Wellness Smoking Cessation, Inc. represents 100% of the equity funding of that entity. The Company has reflected 100% of the operations, assets and liabilities of the subsidiary due to the lack of minority interest investment into the Company, which approximates $(171,718), $68,878 and $319,375, respectively, as of the period ended June 30, 1998. The Company's investment in Optimum was made in conjunction with an investment by the minority interest owners. The Company has included the effects of an allocation of approximately $0 and $7,179 of the net losses incurred by Optimum for the three and six months ended June 30, 1998 based on the minority interest owners investment in and percentage ownership of Optimum and limitations due to the limited net equity.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has experienced net losses, negative cash flow from operations and an accumulated deficit each month since its inception. For the three and six months ended June 30, 1998, the Company had incurred a net loss of $570,751 and $1,006,556, respectively, as compared to $712,194 and $1,217,185 for the three and six months ended June 30, 1997. At June 30, 1998, the Company had working capital of $3,137,510 and an accumulated deficit of $6,452,265. Net cash used in operations for the six months ended June 30, 1998 was $2,714,657, as compared to $1,555,669 for the six months ended June 30, 1997. Net cash used in operations exclusive of Optimum and CBI was $2,340,994 for the six months ended June 30, 1998 as compared to $1,541,254 for the six months ended June 30, 1997. Negative cash flow for each period was attributable primarily to net losses in each of the periods and increases in cash flow for each period was attributable primarily to increases in accounts receivable net of accounts payable and other current liabilities. For the six months ended June 30, 1998 the Company used $64,228, as compared to $168,975 for the six months ended June 30,1997, for the purchase of equipment.

       The Company intends to develop no fewer than 20 additional medical clinics by December 31, 1998. The average cost to the Company to develop a medical clinic is approximately $10,000.

       Since the formation of Optimum in May 1997, the Company has invested approximately $730,000 to finance the costs of developing a provider network. On May 13, 1998 the Board of Directors approved a plan to divest of the operations of Optimum. The plan calls for the Company to provide additional funding of $200,000 after June 30, 1998 and to guarantee, under certain circumstances, operating leases of Optimum after divestiture up to $250,000.

       Recovery of amounts funded to Optimum is dependent upon the successful completion of the Optimum business plan, including completion of its financing plan and entering into profitable contracts to provide access to its network.

       The Company has committed to fund future working capital requirements of Smokenders and AIIA totaling $98,000 and $25,000, respectively, of which a total of $15,000 has been funded through June 30, 1998 and is reflected in the accompanying condensed consolidated financial statements.

       Cash to fund continuing operations of the Company's business plan, until positive cash flow is achieved, development of planned additional medical clinics, weight loss clinics and amounts committed to Optimum until the date of divestiture are expected to be provided by existing working capital as of June 30, 1998.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            Not Applicable
ITEM 2.     CHANGES IN SECURITIES
            Not Applicable
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not Applicable
ITEM 5.     OTHER INFORMATION
            Not applicable
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            Form 8-K, June 3, 1998
                   Item 5 - Other Events- Election of New Director
                   Item 7 - Exhibit - Press Release
            Form 14A, May 4, 1998 - Proxy
            Form 14A, April 23, 1998 - Proxy

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 10, 1998

                                           Complete Wellness Centers, Inc.

                                           By  /s/ Michael T. Brigante
                                             -------------------------
                                                Michael T. Brigante-
                                              Chief Financial Officer