Form 10QSB/A
period 1998-06-30
COMPLETE WELLNESS CENTERS INC
filed 1998-10-01
CIK 1022828

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------

                                   Form 10-QSB/A
                QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                         COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSB/A
                                      INDEX

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

ITEM 1  FINANCIAL STATEMENTS

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,                 DECEMBER 31,
                                                                                           1998                       1997
                                                                                       -----------                -----------
                                                                                       (UNAUDITED)                   (NOTE)
                                       ASSETS
Current Assets:
     Cash and cash equivalents                                                          $1,861,889                   $804,924
     Patient receivables, net of allowance for doubtful
          accounts of $5,730,151 and $1,885,279                                          5,442,423                  2,997,122
     Inventory                                                                             685,027                     39,483
     Prepaid expenses                                                                      203,729                     42,882
     Other assets                                                                          103,834                    156,573
     Deposits                                                                               79,808                    150,000
                                                                                       -----------                -----------
Total current assets                                                                     8,376,710                  4,190,984
Furniture and equipment, net                                                               576,618                    504,215
                                                                                       -----------                -----------
Total assets                                                                            $8,953,328                 $4,695,199
                                                                                       ===========                ===========
   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                              $1,671,410                 $1,156,865
     Accrued management fees and leases                                                  3,670,659                  3,117,135
     Accrued interest                                                                            0                      8,298
     Advances from affiliates                                                               45,433                    154,976
     Notes payable - current                                                                51,698                     45,433
                                                                                       -----------                -----------
Total current liabilities                                                                5,439,200                  4,482,707
Convertible note payable                                                                         0                     25,000
Note payable                                                                                     0                    500,000
Minority interest                                                                                0                      7,179
Redeemable Preferred Stock, $.01 par value per share, 8%
     cumulative, 104,401 shares currently issued and outstanding                         4,813,614                          0
Stockholders' equity/(deficit):
     Common Stock, $.0001665 par value per share,
          10,000,000 shares authorized, 2,339,523 shares and 2,183,589
          issued and outstanding respectively                                                  389                        363
     Additional capital                                                                  5,352,390                  5,044,365
     Accumulated deficit                                                                (6,652,265)                (5,364,415)
                                                                                       -----------                -----------
Total stockholders' deficit                                                             (1,299,486)                  (319,687)
                                                                                       -----------                -----------
Total liabilities and stockholders' deficit                                             $8,953,328                 $4,695,199
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
                                                  ==========        ==========            ===========         ===========

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                               -----------------------------------
                                                                    1998                   1997
                                                               --------------          -----------
                                                                 (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                         ($1,006,556)          ($1,217,195)
Adjustments to reconcile net loss to net
     Cash used in operating activities:
     Minority interest                                                     0                (5,851)
     Depreciation and amortization                                   112,629                36,303
     Provision for bad debt                                        4,044,872               473,144
     Amortization of debt discount                                         0                 2,000
     Recognition of compensatory granting
          non-qualified stock options                                 67,319                 4,271
     Recognition of the granting of common
          stock warrants                                              14,426                     0
     Changes in operating assets and
          liabilities:
          Accounts receivables                                    (6,528,454)             (988,962)
          Advances to officers and other
               current assets                                       (375,386)              (78,556)
          Current tax liability                                            0                35,727
          Deferred taxes                                                   0               (31,523)
          Accounts payable and other current liabilities             953,584               214,973
                                                                 -----------           -----------
Net cash used in operating activities                             (2,717,566)           (1,555,669)
INVESTING ACTIVITIES
Purchase of equipment                                                (64,228)             (168,975)
Investment in subsidiaries                                          (199,536)               50,000
                                                                 -----------           -----------
Net cash used in investing activities                               (263,536)             (118,975)
FINANCING ACTIVITIES
Payment of notes                                                    (525,000)                    0
Payment of bridge loan                                                     0            (1,100,000)
Proceeds from sale of preferred stock                              4,560,158                     0
Proceeds from sale of common stock                                     2,909             4,686,060
Proceeds from notes payable                                                0                17,481
                                                                 -----------           -----------
Net cash provided by financing activities                          4,038,067             3,603,541
                                                                 -----------           -----------
Net increase in cash and cash equivalents                          1,056,965             1,928,897
Cash and cash equivalents at beginning
     of period                                                       804,924               298,509
                                                                 -----------           -----------
Cash and cash equivalents at end of period                        $1,861,889            $2,227,406
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

LIQUIDITY AND CAPITAL RESOURCES

       The Company has experienced net losses, negative cash flow from operations and an accumulated deficit each month since its inception. For the three and six months ended June 30, 1998, the Company had incurred a net loss of $570,751 and $1,006,556, respectively, as compared to $712,194 and $1,217,185 for the three and six months ended June 30, 1997. At June 30, 1998, the Company had working capital of $2,937,510 and an accumulated deficit of $6,652,265. Net cash used in operations for the six months ended June 30, 1998 was $2,717,566, as compared to $1,555,669 for the six months ended June 30, 1997. Net cash used in operations exclusive of Optimum and CBI was $2,343,903 for the six months ended June 30, 1998 as compared to $1,541,254 for the six months ended June 30, 1997. Negative cash flow for each period was attributable primarily to net losses in each of the periods and increases in cash flow for each period was attributable primarily to increases in accounts receivable net of accounts payable and other current liabilities. For the six months ended June 30, 1998 the Company used $64,228, as compared to $168,975 for the six months ended June 30,1997, for the purchase of equipment.

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

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: October 1, 1998

                                           Complete Wellness Centers, Inc.

                                           By  /s/ Michael T. Brigante
                                             -------------------------
                                                Michael T. Brigante-
                                              Chief Financial Officer