Form 10QSB
period 1998-09-30
COMPLETE WELLNESS CENTERS INC
filed 1998-11-17
CIK 1022828

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

                For the quarterly period ended September 30, 1998

                  --------------------------------------------

                         Commission file number 0-22115

                  --------------------------------------------
                         COMPLETE WELLNESS CENTERS, INC.
        (Exact name of small business issuer as specified in its charter)

                           DELAWARE                                                52-1910135
                       ---------------                                           ---------------
   (State or jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification Number)

                  ---------------------------------------------


           666 ELEVENTH STREET, N.W., SUITE 200 WASHINGTON, D.C. 20001
                        --------------------------------
          (Address and telephone number of principal executive offices)



                                 (202) 639-9700
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
       Section 13 or 15 (d) of the Exchange Act during the past 12 months
        (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

   State the number of shares outstanding of each of the issuer's classes of common equity, at September 30, 1998: 2,416,635


================================================================================

                         COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
           CONDENSED CONSOLIDATED BALANCE SHEETS -
                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997........................
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 ......................
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                SEPTEMBER 30, 1997 .............................................
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS .....................................................
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
ITEM 2.         CONDITION AND RESULTS OF OPERATIONS ............................
PART II.   OTHER INFORMATION ...................................................
           SIGNATURES ..........................................................

ITEM 1 -- FINANCIAL STATEMENTS





         COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                        1998                1997
                                                                  ---------------    ------------------
                                                                    (UNAUDITED)            (NOTE)
                              ASSETS

Current Assets:
     Cash and cash equivalents                                           $860,330             $804,924
     Patient receivables, net of allowance for doubtful
          accounts of $6,530,543 and $3,825,708                         5,327,290            2,758,841
     Inventory                                                            634,689               39,483
     Prepaid expenses                                                     152,399               42,882
     Other assets                                                         142,073              394,854
     Deposits                                                              80,795              150,000
                                                                   ---------------    -----------------
Total current assets                                                    7,197,576            4,190,984
Furniture and equipment, net                                              604,001              504,215
                                                                   ---------------    -----------------
Total assets                                                           $7,801,577           $4,695,199
                                                                   ===============    =================


         LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                             $2,902,534           $1,156,865
     Accrued management fees                                            3,538,379            3,117,135
     Accrued interest                                                       5,668                8,298
     Advances from affiliates                                                   0              154,976
     Notes payable-current                                                 72,512               45,433
                                                                   ---------------    -----------------
Total current liabilities                                               6,519,093            4,482,707
Convertible note payable                                                        0               25,000
Note payable                                                                    0              500,000
Minority interest                                                               0                7,179
Stockholders' equity/(deficit):
     Common Stock, $.0001665 par value per share,
          10,000,000 shares authorized, 2,365,856 shares and
          1,903,833 shares issued and outstanding respectively                393                  363
     Senior Convertable Preferred Stock, $.01 par value per share,
          8% cumulative, 104,401 shares currently issued and
          outstanding, at carrying value                                4,847,020                    0
     Additional capital-Common Stock                                    5,447,066            5,044,365
     Accumulated deficit                                               (9,011,995)          (5,364,415)
                                                                   ---------------    -----------------
Total stockholders' equity/(deficit)                                    1,282,484             (319,687)
                                                                   ---------------    -----------------
Total liabilities and stockholders' equity/(deficit)                   $7,801,577           $4,695,199
                                                                   ===============    =================

           See notes to condensed consolidated financial statements

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                   ---------------------------------     -----------------------------------
                                                        1998                1997                1998                1997
                                                   ----------------  ---------------     -----------------   ---------------
Revenue:
     Integrated medical clinics                       $4,546,277         $2,418,831         $14,099,241         $5,223,533
     Weight management centers                         1,183,258                  0           6,487,210                  0
     Other income                                         82,573             65,535             260,558             65,535
                                                   ----------------  ---------------     -----------------   ---------------
Total operating revenue                                5,812,108          2,484,366          20,847,009          5,289,068
Direct expenses:
     Salary and consulting costs                       1,678,928            873,488           4,548,467          1,975,420
     Management fees                                   2,144,369          1,329,597           6,869,608          2,571,362
     Cost of Product Sold                                416,386                  0           1,524,223                  0
     Rent                                                679,878             45,771           1,933,592            156,506
     Advertising and marketing                           222,435             21,314             829,104             74,199
     Bad debt expense                                  1,048,762            305,782           3,008,863            778,926
                                                   ----------------  ---------------     -----------------   ---------------
Total direct expenses                                  6,190,758          2,575,952          18,713,857          5,556,413
Network development cost                                 178,409                  0             606,084                  0
General and administrative                             1,744,833            682,280           4,737,720          1,711,561
Depreciation and amortization                             35,708             18,203             148,338             54,506
                                                   ----------------  ---------------     -----------------   ---------------
Operating loss                                        (2,337,600)          (792,069)         (3,358,990)        (2,033,412)
Interest expense                                               0              3,366               1,487             28,235
Interest income                                            2,144             35,229              27,597             82,599
Minority interest                                              0             17,961                   0             23,812
                                                   ----------------  ---------------     -----------------   ---------------
Net loss before income taxes                          (2,335,456)          (742,245)         (3,332,880)        (1,955,236)
Income taxes                                                   0             27,103                   0             31,307
                                                   ----------------  ---------------     -----------------   ---------------
Net loss after income taxes                          ($2,335,456)         ($769,348)        ($3,332,880)       ($1,986,543)
                                                   ================  ===============     =================   ===============


Loss per share - basic                                    ($0.92)            ($0.50)             ($1.31)            ($1.13)
                                                   ================  ===============     =================   ===============


Weighted average common shares - basic                 2,539,020          1,540,744           2,536,725          1,765,533
                                                   ================  ===============     =================   ===============

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED



                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                 ----------------------------------------
                                                                        1998                  1997
                                                                 ------------------    ------------------
OPERATING ACTIVITIES
Net loss                                                           ($3,332,880)             ($1,986,543)
Adjustments to reconcile net loss to net
     Cash used in operating activities:
     Minority interest                                                       0                  (41,703)
     Depreciation and amortization                                     148,338                   54,506
     Provision for bad debt                                          2,704,835                  778,926
     Amortization of debt discount                                           0                    2,000
     Recognition of compensatory granting
          non-qualified stock options                                   70,488                        0
     Recognition of the granting of common
          stock warrants                                                38,059                   18,964
     Changes in operating assets and
          liabilities:
          Accounts receivables                                      (5,273,504)              (3,338,859)
          Advances to officers and other
               current assets                                         (350,017)                (281,210)
          Current tax liability                                              0                   35,727
          Deferred taxes                                                     0                  (31,523)
          Accounts payable and other current liabilities             2,036,386                2,222,830
                                                                 ---------------       ------------------
Net cash used in operating activities                               (3,958,295)              (2,566,885)
INVESTING ACTIVITIES
Purchase of equipment                                                  (78,297)                (332,223)
Investment in subsidiaries                                            (199,536)                       0
                                                                 ---------------       ------------------
Net cash used in investing activities                                 (277,833)                (332,223)
FINANCING ACTIVITIES
Repayment of notes                                                    (525,000)                       0
Repayment of bridge loan                                                     0               (1,100,000)
Proceeds from sale of preferred stock                                4,813,614                        0
Proceeds from sale of common stock                                       2,920                4,668,625
Investment of minority shareholders in CWIPA                                 0                   50,000
Investment in Smokenders                                                     0                  (50,000)
Proceeds from notes payable                                                  0                   25,198
                                                                 ---------------       ------------------
Net cash provided by financing activities                            4,291,534                3,593,823
                                                                 ---------------       ------------------
Net increase in cash and cash equivalents                               55,406                  694,715
Cash and cash equivalents at beginning
     of period                                                         804,924                  298,509
                                                                 ---------------       ------------------
Cash and cash equivalents at end of period                            $860,330                 $993,224
                                                                 ===============           ==============

           See notes to condensed consolidated financial statements

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMETNS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

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

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

       The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB, as amended, dated March 31, 1998, for the period ended December 31, 1997. Certain prior period amounts have been reclassified to conform with the current period presentation.



NOTE B - NET LOSS PER SHARE

       The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. During the first quarter 1997, the Company issued 1,145,800 shares of common stock in connection with the Company's Initial Public Offering. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the 8% Senior Convertible Preferred Stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

NOTE C - FINANCING

       The Senior Convertible Preferred Stock was issued to two investment groups (the "Investors") pursuant to the terms of the investment agreement dated January 23, 1998 and amended July 2, 1998. The offering consisted of a $500,000 13% Bridge Loan (the "Bridge Loan") received by the Company on December 16, 1997, a $1,000,000 Senior Redeemable Preferred Stock purchase by the Investors on January 17, 1998, of which $500,000 was used to retire the Bridge Loan and a $4,000,000 Senior Redeemable Preferred Stock purchase by the Investors on January 23, 1998. On July 2, 1998, the Senior Redeemable Preferred Stock was exchanged for Senior Convertible Preferred Stock.

       The cost of the offering to the Company, approximately $468,000, was paid out of the proceeds of the Senior Redeemable Preferred Stock offering. Accretion of the transaction cost is being recognized over the period from issuance to the dates of mandatory redemption or conversion into Common Stock.

The significant provisions of the Senior Convertible Preferred Stock issuances are as follows:

   (I) The Senior Convertible Preferred Stock accrues dividends at 8% per annum if paid in cash and 10% per annum if paid in the form of additional Senior Convertible Preferred Stock. Dividends are payable quarterly. Dividends, in the form of additional Senior Convertible Preferred Stock, were paid as of March 31 and June 30, 1998.

   (II) The Senior Convertible Preferred Stock's liquidation preference is calculated as $50 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated and unpaid to the date of final distribution.

   (III)Conversion of the Senior Convertible Preferred Stock is based on the liquidation preference divided by the lower of $1.75 or 75% of the current market price per share of the Company's Common Stock on the trading day immediately prior to the conversion date, subject to certain anti-dilution provisions. Conversion of the Senior Convertible Preferred Stock, at the option of the Investors, can occur at any time on or after January 3, 1999 or, if the Company is unable to obtain shareholder approval to increase its authorized shares of common stock to 50,000,000 from 10,000,000 shares, at any time on or after August 31, 1998 (shareholder approval was obtained on August 11, 1998).

   (IV) The Senior Convertible Preferred Stock is redeemable, at the Company's option, in whole but not in part, from July 2, 1998 through January 3, 1999 at the liquidation preference, except that the dividend rate shall be 12% per annum.

   (V) The Investors are entitled to maintain one representative on the Company's board of directors so long as the Senior Convertible Preferred Stock is outstanding.

   (VI) Warrants issued to the Investors in connection with the Senior Redeemable Preferred Stock issuance were returned to the Company and canceled.

   (VII)The Company issued 100,000 fully paid for and non-assessable shares of the Company's common stock to the Investors. All common stock issued or issuable to the Investors upon conversion of the Senior Convertible Preferred Stock contain certain demand registration rights, the Company will bear all costs associated with such registrations, if any.


NOTE D - AMENDMENT OF SMOKENDERS SHAREHOLDERS' AGREEMENT

       On June 1, 1998, the Company amended certain agreements with its Complete Wellness Smoking Cessation, Inc. ("Smokenders") subsidiary. On or before September 30, 1998 the Company shall contribute to Smokenders $23,000 as additional capital and $75,000 in return for a secured note bearing interest at 12%, payable on or before September 30, 1999. Additionally, the Company eliminated the $22,000 of promissory notes due from Mr. Mrazek, CEO of Smokenders, as part of the original shareholder agreement. On September 15, 1998, Mr. Mrazek resigned his position as CEO of Smokenders; however, he remains a Board Member of the Company. The Company also agreed to grant the managers of Smokenders up to an additional 3,000 shares of Smokenders stock 1,500 of which vested at the grant date and 1,500 of which are subject to time vesting schedules through August 1, 1999. All options are exercisable for 5 year periods, contain anti-dilution provisions, and are not exercisable until January 1, 2000, except under certain circumstances. The exercise of these options will result in the managers having 35% of the outstanding shares of Common Stock and the Company having 65% of the outstanding shares of Common Stock of Smokenders. All shares of Common Stock of Smokenders to be issued pursuant to this agreement are non-public restricted securities exempt from regulation requirements of the Securities Act of 1933 as amended. The shareholders of Smokenders have certain put and call options as well as non-mandatory repurchase options and liquidation requirements in the event selling shareholders are not able to obtain buyers for their stock.

NOTE E - ACQUISITIONS

       In January 1998 the Company, through its wholly owned subsidiary Complete Wellness Weight Management ("CWWM"), completed its acquisition of 56 weight management centers from Nutri/Systems, L.P. and a continual license to use the Nutri/System brand name for $150,000 and the assumption and assignment of the outstanding obligations of the centers of approximately $380,000. The Company has included the results of operations of these centers in its accompanying condensed consolidated financial statements from February 1, 1998 (date acquisition was fully consummated) through the end of each subsequent period presented. The Company recognized revenues and losses from operations of $6,487,210 and $878,769 respectively, during the period from February 1, 1998 (acquisition date) to September 30, 1998. As a result of the Company's decision to sell and/or otherwise divest of the operations of CWWM on November 13, 1998 (see note F, below), the 56 weight management centers are expected to cease operations in the next two to six months.

       On May 29, 1998 the Company, by unanimous consent of the Board of Directors, offered to purchase all of the outstanding units of Complete Wellness Centers, LLC ("CWC,LLC"), a Delaware limited liability company, of which the Company had a 1% equity interest and irrevocable proxies from a majority of interest holders in the LLC. The acquisition was accomplished by the issuance of 77,821 shares of Common Stock valued at $200,000, based upon the average closing bid price of the Company's Common Stock for the thirty (30) trading days prior to June 1, 1998. Such shares are subject to SEC Rule 144, but have piggyback registration rights. Former and current employees, directors, and immediate relatives of management, owning 37.6% of the LLC's equity received a 26.32% discount off the $200,000 valuation of the LLC; the remaining investors received the balance of the valuation on a pro rata basis in accordance with their respective investments.

       In July 1998, the Company purchased Accident and Industrial Injury Associates ("AIIA"), a chiropractic preferred provider network of approximately 2,700 providers located throughout the United States in exchange for warrants to purchase 20,000 shares of its common stock at $3.31 per share which expire 5 years after the acquisition date and contain certain piggyback registration rights. The Company accounted for this transaction under the purchase method. The primary assets acquired were members of the network, databases related to the operations thereof and two alternative care preferred provider contracts. The Company contemporaneously sold 30% of its interest in AIIA to its 86.67% owned subsidiary, Optimum Health Services, Inc. ("OHS") in exchange for a $12,000 note bearing interest at 6.1% per annum, due January 31, 2000. OHS will manage the network on behalf of the Company and receive an additional 20% interest in AIIA over three years as compensation for such services. The Company has committed to fund the initial working capital requirements of AIIA, up to approximately $10,000, after which, the Company and OHS will fund all future working capital requirements equally.

       As a result of a revised spin off plan with OHS, as amended on November 3,1998 (See Note F below), the Company agreed to sell OHS an additional 25% of AIIA for an additional $6,000 note bearing interest at 6.1% per annum due January 31, 2000. The amended agreement establishes the new company, Optimum Preferred Provider Organization ("OPPO"), which is owned 55% by OHS and 45% by the Company. OHS will manage the network and will receive an additional 20% interest in OPPO over three years as compensation for its management services, at which time OHS will own 75% of OPPO.



NOTE F - DISCONTINUANCE OF CERTAIN LINES OF BUSINESS

       The Company's formal plan to divest of its 86.67% interest in OHS, as amended on November 3, 1998, spins-off the Company's interest in OHS to management of OHS. Under the plan, the Company will convert its investment in OHS, totaling approximately $1,000,000 at October 31, 1998, into 266,736 OHS ten-year warrants at an exercise price of $0.01 per share. If the warrants were to be exercised at this time, the Company would own 90.2% of the current and outstanding shares of OHS (71% on a fully diluted basis). However, the warrants can not be exercised prior to one year nor in an amount at any time such that the Company's ownership of OHS's common stock would represent greater than 49% of the total OHS common stock outstanding.

       OHS initiated operations in May 1997. During the year ended December 31, 1997, OHS had losses from operations of $317,682 with no revenues. For the nine months ended September 30, 1998, OHS had losses from operations of $606,084 with $18,309 in revenues.

       On July 7, 1998, the Company committed to a formal plan to discontinue the operations of Compete Billing, Inc. ("CBI"), one of its wholly owned subsidiaries. The Company ceased CBI's operations on August 15, 1998 and converted all billing performed by CBI back to the respective medical clinics that were CBI's clients. The Company does not expect to incur any further expenses as a result of closing CBI.

       CBI initiated operation in May 1997. During the year ended December 31, 1997, CBI had losses from operations of $9,597 on revenues of $84,071. For the nine months ended September 30, 1998, CBI had losses from operations of $35,274 on revenues of $91,099.

       The combined losses from the discontinuance of the three businesses through September 30, 1998 was $1,520,127 on revenues of $6,596,618.

       On November 13, 1998, the Company's Board of Directors voted to sell and/or otherwise divest of the operations of Complete Wellness Weight Management, Inc., ("CWWM"), one of its majority owned subsidiaries. The Company does anticipate continuing to offer the Nutri/Systems weight loss program through its Integrated Medical Centers and Internet web site. CWWM commenced operations on February 1, 1998 and realized losses from operations of $878,769 on revenues of $6,487,210 for the period ended September 30, 1998. The estimated costs to exit the CWWM clinics has not yet been determined.

NOTE G - OTHER TRANSACTIONS

       On October 1, the Company filed a registration statement with the SEC to comply with the demand registration rights of its Common Stock exercised by the Senior Convertible Preferred Stock holders. Subsequent to the filing, the Company arranged for a private sale of the Common Stock to twelve purchasers. The Company is currently amending the registration statement to respond to the SEC comments on the first filing. Additional shares of Common Stock are to be added to the amended registration statement. The Senior Convertible Preferred Stock holders and certain other Common Stock holders will be the selling shareholders. This registration statement is expected to increase the number of fully tradable shares, if certain warrants are exercised, by approximately 583,820 shares when declared effective.

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

       The Company was established in November 1994. From its inception until March 1995, the Company raised funds privately and developed the corporate infrastructure, protocols, policies and procedures required to commence its plan to develop multi-disciplinary medical clinics. In March 1995, the Company began implementing the initial stages of its business plan. The Company formed Complete Wellness Centers, L.L.C. ("CWC, LLC"), a Delaware limited liability company, as a vehicle for raising capital needed to open Integrated Medical Centers. At formation, the Company was the managing member of CWC, LLC and had a 1% equity interest. The Company also held irrevocable and permanent voting proxies from the holders of a majority of ownership interests in CWC, LLC. In May 1998, the Company offered to purchase all of the outstanding units of CWC, LLC in exchange for 77,821 shares of the Company's Common Stock in an exchange valued at $200,000. Such shares shall be subject to SEC Rule 144, but shall have piggyback registration rights. Former and current employees, directors, and immediate relatives of management, owning 37.6% of CWC, LLC's equity prior to the exchange offer received a discount to 26.32% of the $200,000 valuation of the CWC, LLC; the remaining investors received the balance of the valuation on a pro rata basis in accordance with their respective investments, as a premium to the exchange offer. As of September 30, 1998, the Company owns a total of 92.5% of the outstanding CWC, LLC units. The Company consolidates the financial statements of CWC, LLC in its financial statements. Throughout 1996 and 1997 CWC, LLC established and terminated affiliations with 7 chiropractic practices. During the nine months ended September 30, 1998, CWC, LLC incurred losses of $166,704. At September 30, 1998 CWC, LLC had no operations. The Company has no intention of establishing any new affiliations or operations through CWC, LLC.

       The Company began pursuing its primary development strategy in early 1996. This strategy involves entering into an agreement with one or more chiropractors ("Affiliated Chiropractors") and their existing chiropractic practices and newly formed management companies ("Admincorps"). The chiropractor or the existing chiropractic practice leases the office space and equipment utilized by the existing chiropractic practice to the Company. The chiropractor then incorporates the Admincorp, with which task the Company assists, and causes the Admincorp to ratify the agreement. In general, the Admincorp assumes responsibility for the daily management functions of the Integrated Medical Centers. The Company agrees to furnish the Admincorp certain services, such as assistance with advertising and other practice development activities, as well as medical doctor recruitment and to help the Admincorp perform daily management functions. The Company then forms the medical company ("Medcorp") and enters into a long-term management agreement with the Medcorp to provide certain administrative and management services. In addition, the Company subleases the existing chiropractic practice's office space and equipment to the Medcorp. The Medcorp employs the Affiliated Chiropractor(s) and one or more medical doctors. Depending on the needs of the patient base, the Medcorp may also employ one or more other traditional or alternative health care providers.

       Through September 30, 1998 the Company has directly formed 65 medical corporations with similar affiliation contracts representing 89 clinics. The operations of all the medical corporations are included in the consolidated financial statements of the Company. At September 30, 1998, the Company, as a result of its medical operations, had revenues of $14,099,241 and income from operations of $1,206,788 including the losses of CWC, LLC of $166,704 for the period ended September 30, 1998, without regard to certain corporate overhead allocations.

       During May 1997, the Company incorporated three new wholly owned subsidiaries. Complete Wellness Research Institute, Inc. ("CWRI") and Complete Wellness Education, Inc. ("CWEI"), are Delaware corporations; and Complete Billing, Inc. ("CBI"), is a Florida corporation. CWRI plans to provide clinic research and studies to pharmaceutical, vitamin, natural product and medical device manufactures within the Company's network of clinics. CWEI, through its consortium of nationally recognized doctors and authors, will provide education and wellness articles and periodicals to national publications and publishers. CBI was a healthcare billing company, which provided services to medical and chiropractic clinics, both inside the Company's clinic network and to unaffiliated doctors. The Company ceased operations of CBI on August 15, 1998. CWRI and CWEI did not have any revenues or results from operations for the nine months ended September 30, 1998. CBI had revenues of $91,099 and a loss from operations of $35,274 for the nine months ended September 30, 1998.

       Also, during May 1997 the Company entered into an agreement to become the majority shareholder of a new company, Optimum Health Services, Inc. ("OHS"), a Delaware company. The Company holds an 86.67% equity interest in OHS, with 13.33% ownership held by the management of OHS. OHS plans to build a network of primary, specialty, hospital and ancillary healthcare providers, including the Company's network of clinics, to attract managed care contracts, Medicare, Medicaid and federal and state government contracts and self funded corporate contracts. OHS began developing its provider network in June 1997. OHS entered into two contracts to provide access to its network to unrelated third party insurers in the first quarter of 1998 and is expected to continue the expansion of its network and execute additional access contracts throughout 1998. During the year ended December 31, 1997, OHS had losses from operations of $317,682 with no revenues. For the period ended September 30, 1998, OHS had losses from operations of $606,084 with $18,309 in revenues.

       On May 13, 1998, the Company's Board of Directors approved the divestiture of OHS. The plan, as amended on November 3, 1998, spins-off the Company's interest in OHS to management. Under the plan, the Company will convert its investment in OHS, totaling approximately $1,000,000 at October 31, 1998, into 266,736 OHS ten-year warrants at an exercise price of $0.01 per share. If the warrants were to be exercised at this time, the Company would own 90.2% of the current and outstanding shares of OHS (71% on a fully diluted basis). However, the warrants cannot be exercised prior to one year nor in an amount at any time such that the Company's ownership of OHS's common stock would represent greater than 49% of the total OHS common stock outstanding.

       During July 1997 a subsidiary of the Company acquired all of the operating assets and business of Oxford Health Plan's Smokenders program for $50,000. The subsidiary, Complete Wellness Smoking Cessation, Inc. ("Smokenders") also agreed to pay Oxford Health Plan a royalty of 5% on gross revenues for a 10 year period. In forming Smokenders, the Company contributed $50,000 cash and a commitment to provide working capital as needed in an amount not to exceed $198,000 in return for 88.23% of the common stock. Robert J. Mrazek, the CEO of Smokenders and a director of the Company was to contribute $22,000 in promissory notes in return for 11.77% of the common stock. The promissory notes from Mr. Mrazek would accrue interest at 8%. Unpaid interest and principle on the promissory notes was payable no later than September 30, 2000. Smokenders plans to market its smoking cessation behavioral modification program to corporations, federal and state government agencies and individuals as well as seek strategic alliances with pharmaceutical companies to develop an adjunct product for nicotine replacement therapies. Additionally, the Smokenders program is being offered in the Company's medical clinics. Smokenders started operations in August 1997.

       On June 1, 1998, the Company and Mr. Mrazek, CEO of Smokenders, amended the original agreement. The Company contributed to Smokenders $23,000 as additional capital and $75,000 in cash in return for a secured note bearing interest at 12%, payable on or before September 30, 1999. Additionally, the Company eliminated the $22,000 promissory notes due from Mr. Mrazek as part of the original shareholder agreement. On September 30, 1998, Mr. Mrazek resigned his position as CEO of Smokenders; however, he remains a Board Member of the Company. The Company also agreed to grant the managers of Smokenders up to an additional 3,000 shares of Smokenders stock, 1,500 of which vested at the grant date and 1,500 of which are subject to time vesting schedules through August 1, 1999. All options are exercisable for 5 year periods, contain anti-dilution provisions, and are not exercisable until January 1, 2000, except under certain circumstances. The exercise of these options will result in the managers having 35% of the outstanding shares of Common Stock and the Company having 65% of the outstanding shares of Common Stock of Smokenders. All shares of Common Stock of Smokenders to be issued pursuant to this agreement are non-public restricted securities exempt from regulation requirements of the Securities and Exchange Act of 1933 as amended. In addition, the shareholders of Smokenders have certain put and call options as well as non-mandatory repurchase options and liquidation requirements in the event selling shareholders are not able to obtain buyers for their stock.

       Included in the Company's September 30, 1998 consolidated financial statements are the results of operations of this company. For the nine months ended September 30, 1998, Smokenders had revenue of $161,532 and losses from operations of $241,939.

       In January 1998, the Company, through its wholly owned subsidiary Complete Wellness Weight Management ("CWWM"), acquired 56 weight management centers from Nutri/Systems, L.P. and a continual license to use the Nutri/System brand name for $150,000 and the assumption of and assignment of the outstanding obligations of the centers of approximately $380,000. Included in the Company's September 30, 1998 consolidated financial statements are the results of operations of CWWM from February 1, 1998 (date acquisition was completed). For the nine months ended September 30, 1998, CWWM had revenues of $6,487,210 and losses from operations of $878,769. As a result of the Company's decision to sell and/or otherwise divest of the operations of CWWM on November 13, 1998, the 56 weight management centers are expected to cease operations in the next two to six months.

       On November 13, 1998, the Company's Board of Directors authorized the Company to sell and/or otherwise divest CWWM, a wholly owned subsidiary, of the remaining 38 of the original 56 weight loss centers owned and operated by CWWM. This divestiture, along with previous divestitures, is expected to allow management to focus on the Company's core business, integrating traditional and complementary/alternative medical centers, and significantly improve the Company's operating results in future periods. The Company anticipates that the weight loss programs offered by CWWM will continue to be offered by its Integrated Medical Centers after the divestiture. Management is in the process of developing a plan to implement the Board's action and is not able, at this time, to estimate the financial impact attributable to the CWWM divestiture. However, management believes the ultimate impact will have a material adverse effect on the Company's consolidated financial position and results of operations. The estimates thereof are expected to be determinable by December 31, 1998.

       In July 1998, the Company purchased Accident and Industrial Injury Associates ("AIIA"), a chiropractic preferred provider network of approximately 2,700 providers located throughout the United States in exchange for warrants to purchase 20,000 shares of its common stock at $3.31 per share which expire after 5 years and contain certain piggyback registration rights. The Company accounted for this transaction under the purchase method. The primary assets acquired were members of the network, databases related to the operations thereof, and two alternative care preferred provider contracts. The Company contemporaneously sold 30% of its interest in AIIA to OHS in exchange for a $12,000 note bearing interest at 6.1% per annum, due January 31, 2000. OHS will manage the network on behalf of the Company and receive an additional 20% interest in AIIA over three years as compensation for such services. The Company has committed to fund the initial working capital requirements of AIIA, up to approximately $10,000, after which, the Company and OHS will fund all future working capital requirements equally.

       As a result of the revised spin off plan with OHS, as amended on November 3,1998, as discussed above, the Company agreed to sell OHS an additional 25% of AIIA for an additional $6,000 note bearing interest at 6.1% pre annum. The amended agreement establishes the new company, Optimum Preferred Provider Organization ("OPPO"), which is initially 55% owned by OHS and 45% owned by the Company. OHS will manage the network and will receive an additional 20% interest in OPPO over three years as compensation for such services at which time OHS will own 75% of OPPO.

       The Company is seeking additional financing in the form of senior cumulative convertible preferred stock, the net proceeds of which are expected to be used to redeem the Company's Senior Convertible Preferred Stock, repay current debt, fund the development of additional Integrated Medical Centers, and to fund general corporate working capital requirements. Although no binding agreements have been entered into as of November 15, 1998, the Company anticipates utilizing the services of on or more investment advisor/banker to assist the Company in consummating this financing, which is expected to be exempt from the Securities and Exchange Act of 1993, as amended, under the provisions of Rule 144.

RESULTS FROM OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

       Revenue. During the three and nine months ended September 30, 1998 the Company had revenues of $5,812,108 and $20,847,009 respectively, as compared to $2,484,366 and $5,289,068 for the three and nine months ended September 30, 1997. The increase of $3,327,742, or 133.9%, for the three month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997, which contributed $2,127,446 of the increase, the addition of the weight loss subsidiary, which contributed $1,183,258 of the increase and other subsidiaries which contributed $17,038 of the increases. The increase of $15,557,941, or 294.2% for the nine month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997, which contributed $8,875,187 of the increase, the addition of the weight management subsidiary which contributed $6,487,210 of the increase and other subsidiaries which contributed 195,544 of the increase.

       Salary and Consulting Costs. During the three and nine months ended September 30, 1998 the Company incurred salary and consulting costs of $1,678,928 and $4,548,467 respectively, as compared to $873,488 and $1,975,420 for the three and nine months ended September 30, 1997. The increase of $805,440 for the three month period and an increase of $2,573,047 for the nine month period was due to an increase in costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters and the medical capacity at the clinics, the addition of 24 Integrated Medical Centers after September 1997, the additional employees associated with the new subsidiaries, primarily the weight management centers, and stock grants totaling 58,750.

       Management Fees. During the three and nine months ended September 30, 1998 the Company incurred management fees of $2,144,369 and $6,869,608 respectively, as compared to $1,329,597 and $2,571,362 for the three and nine months ended September 30, 1997. These are fees that are paid to the affiliated chiropractors' Admincorps for managing the day to day operations of the Integrated Medical Centers. The increase of $814,772 for the three month period and the increase of $4,298,246 for the nine month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997.

       Rent. During the three and nine months ended September 30, 1998 the Company incurred rent expenses of $679,878 and $1,933,592 respectively, as compared to $45,771 and $156,506 for the three and nine months ended September 30, 1997. Rent consists of amounts incurred for administrative, medical office space, weight management center office space and certain equipment leased by the Company at corporate headquarters, the medical clinics, and the weight management centers. Rent for space and equipment for the medical clinics is paid when the accounts receivable of the medical clinic are collected by the medical clinic. The increase of $634,107 for the three month period and the increase of $1,777,086 for the nine month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997, the move to new corporate headquarters and office space and clinic rents for new subsidiaries, primarily the weight management centers, which initiated operations after September 1997.

       Advertising and Marketing. During the three and nine months ended September 30, 1998 the Company incurred advertising and marketing expenses of $222,435 and $829,104 respectively, as compared to $21,314 and $74,199 for the three and nine months ended September 30, 1997. The increase of $201,121 for the three month period and the increase of $754,905 for the nine month period was attributed to additional national advertising for clinic recruitment and national advertising for the weight management and smoking cessation subsidiaries.

       Bad Debt Expense. During the three and nine months ended September 30, 1998 the Company bad debt expenses of $1,048,762 and $3,008,863 respectively, as compared to $305,782 and $778,926 for the three and nine months ended September 30, 1997. The increase of $742,980 for the three month period and the increase of $2,229,937 for the nine month period was due to the increase in revenue for the periods and continued aging of the Company's accounts receivables.

       Network Development Costs. All network development costs relate to the activities of Optimum Health Services, Inc. OHS is developing a network of health care providers with the intention of entering into contracts with managed care entities for the provision of medical services. During the three and nine months ended September 30, 1998, the Company's OHS subsidiary experienced network development costs of $178,409 and $606,084 respectively.

       General and Administrative. During the three and nine month periods ended September 30, 1998, the Company incurred general and administrative expenses of $1,744,833and $4,737,720 respectively, as compared to $682,280 and $1,711,561 for the three and nine months ended September 30, 1997. The increase of $1,062,553 for the three month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997 and two new subsidiaries, primarily the weight management centers, and consists of increases of (i) $110,780 in insurance costs, (ii) $176,540 in legal and accounting costs, (iii) $123,810 in travel and entertainment costs and (iv) $1,300,431 in various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs. The increase of $3,026,159 for the nine month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997 and two new subsidiaries, primarily the weight management centers, and consists of increases of (i) 174,438 in insurance costs, (ii) $732,000 in legal and accounting costs, (iii) $326,432 in travel and entertainment costs, and (iv) $1,793,289 in various other corporate costs such as automotive, telephone, postage, printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

       Depreciation and Amortization. During the three and nine months ended September 30, 1998, the Company incurred depreciation and amortization expense of $35,708 and $148,338, respectively, as compared to $18,203 and $54,506 for the three and nine months ended September 30, 1997. The increase of $17,505 for the three month period and $93,832 for the nine month period resulted from the addition of fixed assets, primarily computer equipment, which tend to have depreciable lives of five years or less, the addition of three new subsidiaries, and the acceleration of depreciation on assets formerly used in CWC, LLC.

       Operating Loss. The consolidated operating loss of the Company increased from $792,069 and $2,033,412 for the three and nine months ended September 30, 1997 to $2,278,850 and $3,300,240 for the three and nine months ended September 30, 1998. The loss, excluding the operations of OHS and CBI, would have been $655,487 and $1,852,579 three and nine months ended September 30, 1997 and $2,077,542 and $2,658,882 for the three and nine months ended September 30, 1998. The net decline in operating results relates mostly to the weight loss subsidiary, which lost $1,142,226 and $878,769 for the three and nine months ended September 30, 1998, the smoking cessation subsidiary, which lost $70,426 and $241,939 for the three and nine months ended September 30, 1998, and unabsorbed corporate overhead of $862,966 and $152,284 for the three and nine months ended September 30, 1998.

       Interest Expense. During the three and nine months ended September 30, 1998 the Company had interest expense of $0 and $1,487, respectively, as compared to $3,366 and $28,235 for the three and nine months ended September 30, 1997. The decrease of $3,366 for the three month period resulted from the retirement of notes repaid and the decrease if $26,748 for the nine month period resulted from the retirement of the bridge financing loan repaid in February 1997.

       Interest Income. During the three and nine months ended September 30, 1998 , the Company had interest income of $2,144 and $27,597, respectively as compared to $35,229 and $82,599 for the three and nine month periods ended September 30, 1997. The decrease of $33,085 for the three month period and the decrease of $55,002 for the nine month period resulted from a lower amount of invested funds in 1998 as compared to the same periods in 1997.

       Minority Interest. During 1996, the losses incurred by CWC, LLC allocable to the minority interest owners of CWC, LLC eliminated all net equity of the minority interest owners. Accordingly, the Company has reflected 100% of the operations of the CWC, LLC in its results of operations, which approximates a loss of $65,404 and a loss of $166,704 for the three and nine months ended September 30, 1998, respectively, as compared to a loss of $73,925 and $150,643 for the three and nine month periods ended September 30, 1997. In addition, the Company's investments in Complete Wellness Smoking Cessation, Inc. represents 100% of the equity funding of that entity. The Company has reflected 100% of the operations, assets and liabilities of the subsidiary due to the lack of minority interest investment into the Company, which approximates $(241,939), $85,442 and $406,366, respectively, for the nine months ended September 30, 1998 and as of that date. The Company's investment in OHS was made in conjunction with an investment by the minority interest owners. The Company has included the effects of an allocation of approximately $178,409 and $606,084 of the net losses incurred by OHS for the three and nine months ended September 30, 1998 based on the minority interest owners investment in and percentage ownership of OHS and limitations due to the limited net equity of the minority interest owners.

Inventory. The Company's inventory has increased from $39,483 to $634,689 during 1998, primarily due to the operations of CWWM.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has experienced net losses, negative cash flow from operations and an accumulated deficit each month since its inception. For the three and nine months ended September 30, 1998, the Company had incurred a net loss of $2,276,706 and $3,274,130, respectively, as compared to $769,348 and $1,986,543 for the three and nine months ended September 30, 1997. At September 30, 1998, the Company had working capital of $645,763 and an accumulated deficit of $8,638,765. Net cash used in operations for the nine months ended September 30, 1998 was $3,955,743, as compared to $2,566,885 for the nine months ended September 30, 1997. Net cash used in operations exclusive of OHS and CBI was $3,314,385 for the nine months ended September 30, 1998 as compared to $2,386,552for the nine months ended September 30, 1997. Negative cash flow for each period was attributable primarily to net losses in each of the periods and increases in cash flow for each period was attributable primarily to increases in accounts receivable net of accounts payable and other current liabilities. For the nine months ended September 30, 1998 the Company used $114,255, as compared to $332,223 for the nine months ended September 30,1997, for the purchase of equipment.

       The Company intends to develop no fewer than 10 additional medical clinics by December 31, 1998. The average cost to the Company to develop a medical clinic is approximately $15,000.

       Since the formation of OHS in May 1997, the Company has invested approximately $782,145 to finance the costs of developing a provider network. On November 3, 1998, the Company's Board of Directors revised the plan to spin-off this subsidiary. Under the amended plan, the Company will exchange its OHS common stock and advances to OHS, totaling approximately $1,000,000 at October 31, 1998, for 266,736 ten-year warrants at an exercise price of $0.01 per share, which can not be exercised prior to November 3, 1999, or to the extent the Company would hold more than 49% of the total outstanding common stock of OHS.

       Recovery of amounts funded to OHS is dependent upon OHS's successful implementation of its business plan and ultimate liquidity event either through a private sale of the placement of equity securities in a public or private transaction whereby the Company could become a selling shareholder.

       The Company has committed to fund future working capital requirements of Smokenders and AIIA totaling $98,000 and $25,000, respectively, of which a total of $43,251 has been funded through September 30, 1998 and is reflected in the accompanying condensed consolidated financial statements. In addition, the Company is obligated to pay royalty fees of 5% of total revenues to Oxford Health Plan and the $26,000 per annum to the founders of Smokenders as a result of its acquisitions of Smokenders. This obligation is payable in annual installments over a 10 year period.

       The Company has entered into employment agreements with certain key employees which, generally, provide for continued employment though August 31, 2001 at an aggregate annual compensation level of $150,000. In the event the employees subject to such agreements were terminated by the Company for reasons other than "with cause", the employees would receive 6 to 12 months compensation and benefits upon separation. The Company has not obtained key man life insurance for employees subject to employment agreements.

       In addition, the Company has entered into various consulting agreements which, generally, provide form payment of "finders fees" of $1,500 to $4,000 for each chiropractic clinic identified by the consultant and integrated by the Company subject to certain maximum amounts ranging from up to $1,000,000 per consultant. Certain consulting agreements also provide for the company to pay royalties ranging from 1% to 10% of gross collections at Integrated Medical Centers identified by the consultant for periods ranging from 5 to 25 years after integration. One consulting contract also provides for the payment of 1% of any increases in gross cash collections over the preceding 12 month period, at any Integrated Medical Center which the consultant provides specific services to.

       The Company is in the process of developing a financial plan to sell and/or otherwise divest CWWM, a wholly owned subsidiary, of 38 weight management centers owned and operated by CWWM in addition to the 18 CWWM weight loss centers closed prior to September 30, 1998. Management is not able to estimate the financial impact of this action at this time, as the ultimate form of divestiture, costs to exit, and proceeds form the sale of the assets if any, is neither known nor estimable. However, Management believes the ultimate impact will have a material adverse impact on the Company's financial position, results of operations, and liquidity.

The Company or its affiliates currently have seven (7) legal proceedings in various stages of litigation. Five of these actions involve suits brought by former employees or vendors of various Integrated Medical Centers of Affiliated Chiropractor's Admincorps, seeking recovery of moneys allegedly owned for goods or services rendered to the Integrated Medical Center of Affiliated Chiropractor's Admincorps. The damages claimed in these actions range from $2,800 to approximately $26,000. The Company is defending all such actions and believes none is meritorious, as all such actions are based upon employment or vendor relationships with the Integrated Medical Center of Admincorps, and not directly with the Company. In addition, judgments have been rendered in actions against several of the Company's weight management subsidiary.

       Another case currently in litigation is an action brought by an attorney seeking damages against the Company for unpaid legal fees in an amount of $13,500. The Company contests the validity and reasonableness of the fees incurred and intends to defend the action. The final action currently in litigation is a subrogation action related to a fire loss in California. In that matter, an Affiliated Chiropractor's Admincorp entered a lease for certain property that was later destroyed by fire. The Landlord's property insurer has brought an action against the Company and a repairman hired by the Admincorp, seeking subrogated recovery for losses related to the fire. The Company has retained counsel and intends to vigorously defend the action.

       The Company has initiated legal action against two Florida doctors for breach of their agreement with the Company. Though its Compliance Program, the Company has initiated legal action to acquire the patient records from four (4) Administrators of Integrated Medical Centers which were operated under contracts that have been terminated for cause.

       As of November 16, 1998, the Company, does not have an external source of liquidity. The Company believes its existing working capital and operations will provide sufficient funds to meet its short term liquidity requirements until such time as the proceeds from the private placement are available.
       The Company is currently under a federal investigation whose ultimate outcome can not be reasonably predicated at this time. If the Company is found to be in violation of federal or state laws, the Company could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from federal and state reimbursement programs. The ultimate cost to the Company to defend itself and any settlement, fine, or penalty imposed could have a material adverse effect on the Company's financial position, results of operations and liquidity.

The Company is seeking additional financing in the form of senior cumulative convertible preferred stock, the net proceeds of which are expected to be used to redeem the Company's Senior Convertible Preferred Stock, repay current debt, fund the development of additional Integrated Medical Centers, and to fund general corporate working capital requirements. Although no binding agreements have been entered into as of November 16, 1998, the Company anticipates utilizing the services of on or more investment advisor/banker to assist the Company in consummating this financing, which is expected to be exempt from the Securities and Exchange Act of 1993, as amended, under the provisions of Rule 144.

Net Operating Loss

       At December 31, 1997, the Company and CWC, LLC's wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $2,571,922, which expire $192,000 in 2010, $921,000 in 2011, and $1,458,922 in 2012. The Company files a consolidated federal tax return with its wholly owned subsidiaries. CWC, LLC is not included in this tax return. CWC, LLC is treated as a partnership for tax purposes and its gains and losses are reflected on each member's individual federal and state income tax returns. Further, CWC, LLC does not file a consolidated tax return with its subsidiaries. Accordingly, the use of substantially all of the combined net operating loss carryforwards will be limited to use to offset future taxable income of each separate subsidiary in proportion to its share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's Preferred Stock financing and other equity offerings. A valuation allowance of approximately $457,592 has been established at December 31, 1997 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses.

       Seasonality The Company believes that the patient volumes at its Integrated Medical Centers are not significantly affected by Seasonality. However, the weight loss subsidiary does experience significant decreases in patient volumes of up to 50% during the summer months of June through September.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            Not Applicable
ITEM 2.     CHANGES IN SECURITIES
            Not Applicable
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not Applicable
ITEM 5.     OTHER INFORMATION
            Not applicable
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            9/21/98 Item 5 Other Events - Approval of New Board Seats 8/21/98 Item 5 Other Events - Board Meeting
            7/10/98 Item 5 Other Events - Issuance of Common Stock

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 10, 1998

                                                Complete Wellness Centers,
                                                Inc.

                                                By  /s/ Michael T. Brigante
                                                ---------------------------
                                                     Michael T. Brigante-
                                                    Chief Financial Officer