Form 10KSB/A
period 1997-12-31
COMPLETE WELLNESS CENTERS INC
filed 1999-01-20
CIK 1022828

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                  FORM 10-KSB/A
                                  (AMENDMENT 2)

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
    (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                          NUMBER)


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

COMPLETE WELLNESS CENTERS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
10 KSB DECEMBER 1997

                                TABLE OF CONTENTS

PART I
Item 1    Business                                                              1
Item 2    Properties                                                            6
Item 3    Legal Proceedings                                                     7
Item 4    Submission of Matters to a Vote of Security Holders                   7

PART II
Item 5    Market for Common Equity and Related Stockholder Matters              8
Item 6    Management's Discussion and Analysis                                  8
Item 7    Financial Statements                                                 16
Item 8    Changes in and Disagreements with Accountants on Accounting and      33
          Financial Disclosure

PART III
Item 9    Directors, Executive Officers, Promoters and Control Persons;        34
          Compliance with Section 16(a) of the Exchange Act
Item 10   Executive Compensation                                               35
Item 11   Security Ownership of Certain Beneficial Owners and Management       38
Item 12   Certain Relationships and Related Party Transactions                 40
Item 13   Exhibits and Reports on Form 8-K                                     41

     The Company operates through a series of wholly-owned and majority owned subsidiaries as follows:

                                 COMPLETE WELLNESS CENTERS, INC.


OPTIMUM HEALTH                     COMPLETE WELLNESS MEDICAL                 COMPLETE WELLNESS
SERVICES, INC.                            CENTERS (1)                      SMOKING CESSATION, INC.



             COMPLETE WELLNESS WEIGHT                    COMPLETE BILLING,
               MANAGEMENT, INC.(2)                              INC.


COMPLETE WELLNESS                                                            COMPLETE WELLNESS
RESEARCH INSTITUTE                                                              EDUCATION





1. Represents 85 Integrated Medical Centers of which 27 are wholly owned by the Company and 58 are owned by Medical Doctors who are nominee owners on behalf of the Company.


2. Represents 56 weight management centers which were acquired by CWWM on January 31, 1998.

--------------------------------------------------------------------------------------------------------------------
         STATE                  INTEGRATED MEDICAL                  WEIGHT MANAGEMENT
                                   CLINICS (1)                         CLINICS (2)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Georgia                                      2                                  --
--------------------------------------------------------------------------------------------------------------------
Florida                                     26                                  --
--------------------------------------------------------------------------------------------------------------------
North Carolina                              16                                  --
--------------------------------------------------------------------------------------------------------------------
Illinois                                     5                                  2
--------------------------------------------------------------------------------------------------------------------
California                                   7                                  --
--------------------------------------------------------------------------------------------------------------------
Texas                                        3                                  --
--------------------------------------------------------------------------------------------------------------------
Oregon                                       2                                  --
--------------------------------------------------------------------------------------------------------------------
Arizona                                      7                                  --
--------------------------------------------------------------------------------------------------------------------
Tennessee                                    4                                  --
--------------------------------------------------------------------------------------------------------------------
South Carolina                               2                                  --
--------------------------------------------------------------------------------------------------------------------
Iowa                                         2                                  --
--------------------------------------------------------------------------------------------------------------------
Indiana                                      4                                  --
--------------------------------------------------------------------------------------------------------------------
Ohio                                         3                                  --
--------------------------------------------------------------------------------------------------------------------
Missouri                                     1                                  4
--------------------------------------------------------------------------------------------------------------------
Michigan                                     1                                  --
--------------------------------------------------------------------------------------------------------------------
Maryland                                    --                                  3
--------------------------------------------------------------------------------------------------------------------
New Jersey                                  --                                  17
--------------------------------------------------------------------------------------------------------------------
New York                                    --                                  12
--------------------------------------------------------------------------------------------------------------------
Pennsylvania                                --                                  6
--------------------------------------------------------------------------------------------------------------------
Virginia                                    --                                  6
--------------------------------------------------------------------------------------------------------------------
Washington                                  --                                  6
--------------------------------------------------------------------------------------------------------------------
                                             --                                 --
Total                                        85                                 56
                                             ==                                 ==


1. Represents fully Integrated Medical Centers as of December 21, 1997 which were in operation on that date. The Company also operated 7 Integrated Medical Centers in 2 states during 1997 which were closed or otherwise ceased operations prior to December 31, 1997.


2. The Company aquired the weight loss centers in January 31, 1998 and commenced operations thereof on that date.

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


    The Company plans to continue to develop Integrated Medical Centers primarily by affiliating with chiropractors and their existing chiropractic practices. Management endeavors to enter into agreements with chiropractors who are located in convenient locations, and who have demonstrated the entrepreneurial skills to build a practice. The Company believes that such chiropractors will consider affiliation with an Integrated Medical Center to be attractive because they may have greater access to managed care contracts in the future through the Company and its network of Integrated Medical Centers, will be relieved of certain administrative burdens, and may have the opportunity increase their practice income by providing the expanded services that the Integrated Medical Centers provide. An Integrated Medical Center is usually established at the same location as the existing chiropractic practice, although it could be established at a new or separate location. The Company has developed seven Integrated Medical Centers in Arizona that are located inside health clubs.


    The Company's overall strategy is to integrate the services of each of the subsidiaries into the Integrated Medical Centers. During 1998, the Company is making available the products and services of the Smokenders program of Complete Wellness Smoking Cessation as well as the weight loss programs of Nutri/System to its Integrated Medical Centers.

    The Company has developed and is in the process of implementing a corporate computer network which ties together the major locations of the Company to facilitate data transmission, email, Internet access, Integrated Medical Center communication and access to management information and data. It is expected that all subsidiaries of the Company and its affiliates will be integrated into the system in 1998.

    Historically, the cost to the Company to develop in Integrated Medical Center has averaged $10,000. This cost has consisted of such things as computer software, legal fees, professional credentialing, training, and administrative starter kit and travel. Recent additional training and other services provided by the Company has increased the cost to $15,000, which cost is presently to be borne by the affiliated Chiropractor and financed by the Company via a five year term note.

    The Company anticipates that its Integrated Medical Centers will expand their services in two phases. The first phase involves the medical treatment of, principally, neuromusculoskeletal conditions and, to a lesser extent, the provision of primary care services and wellness and weight loss programs to patients referred to the Integrated Medical Center by the Affiliated Chiropractor for reasons of medical necessity and in the case of certain Integrated Medical Centers, of any new patients to the facility. This is accomplished by utilizing one of more part-time medical doctors and, depending on the market , other providers such as a physical therapist or massage therapist. The second phase of operations is generally expected to begin after 12 to 24 months of operation, depending on an Integrated Medical Center's financial results. It would involve utilizing one or more medical doctors on a full time basis. Several of the operating Integrated Medical Centers are now in a second phase of expansion.

    The Company intends to facilitate the growth of the Integrated Medical Centers by arranging for the provision of ancillary services, such as medical imaging, rehabilitation, diagnostics, and weight management either by contract with third party providers or by acquisition of other businesses. The Company believes that the ability to offer ancillary services will make the Integrated Medical Centers more attractive to patients, health care practitioners and third party payors. The acquisitions of other provision of certain other services many, however, trigger additional licensing requirements. As of the date of this Offering document, the Company has no understandings, commitment, or agreements with respect to any acquisition.

    The Company's expansion strategy is to use its existing network of affiliated chiropractors to sell the integrated concept to the 50,000 chiropractors in the country not currently offering fully integrated medical platforms. To date, the Company has augmented the efforts of its management and staff through consulting arrangements with various persons and entities. These consultants have directed their efforts primarily toward identifying potential chiropractors and chiropractic practices with which to affiliate and toward providing assistance with the integration process.

    The agreements provide for the consultant(s) to assist the Company in identifying candidates which meet the Company's criteria and executing binding Integration Contracts. The Company seeks to execute consulting agreements with chiropractic consultants whose clients include most of the chiropractic industry. The highly successful chiropractors that have demonstrated success in their integrated practice are used to reach out to others in the field, assisting the Company in supporting the newly integrated practices and identifying and targeting chiropractic practices for integration.

    In November 1996, the Company entered into such a five year consulting agreement (the "Kats Agreement") with Kats Management, LLC ("Kats Management"), a company under common control with Integrated Physicians Management Co., LLC ("IPM") that has represented to the Company that it provides management and consulting services to over 600 chiropractic clinics. Under the Kats Agreement, Kats Management agreed to advise and assist the Company in (I) identifying and negotiating with chiropractors and their existing chiropractic practices with which the Company might affiliate for the purpose of developing additional Integrated Medical Centers and (ii) developing Integrated Medical Centers.

    Finally, the leading chiropractors may also be provided buyout opportunities by the Company as an exit strategy. The company believes that this enterprise development model creates additional opportunities for the chiropractic and medical doctors as well as integration candidates for the Company.

    Complete Billing, Inc. ("CBI") was incorporated under the laws of the State of Delaware in May 1997. The Company is a 100% owner of CBI. CBI is a health care billing company, which provides a full range of billing and collecting services to medical and chiropractic clinics both inside the Company's network and to unaffiliated doctors. CBI contracts with its clients on a fixed fee of collection basis, unless state law dictates otherwise, which ranges from 5% - 8% of collections. CBI has regional locations in Florida,

Maryland and New Jersey. At December 31, 1997 CBI had 19 contracts representing 20 clinics in 8 states.

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

    OHS is a multi-disciplinary integrated delivery system. OHS's 1998 focus is in the Florida market where they have contracted with approximately one thousand physicians (>20% being Primary Care Physicians). In the state of Florida, OHS has contracted more than two hundred complementary care practitioners in various modalities including but not limited to; acupuncture, chiropractic, nutrition, massage therapy, yoga and tai chi. OHS anticipates expanding into additional states in 1999. OHS typically contracts for a percentage of premium or carve-out pricing for alternative care and wellness products. We provide the following wellness package of services under these same arrangements: smoking cessation, weight management, and complimentary care education programs. OHS has the ability to create innovative relationships for all these services or for a subset thereof.

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

        Provide Advice and Assistance. The Company intends to develop and implement advertising and marketing programs for the Integrated Medical Centers primarily at the regional and national levels, utilizing television, radio, and print advertising as well as internal marketing promotions. The name of each Integrated Medical Center includes the words "Complete Wellness Medical Center(SM)." Each Integrated Medical Center displays signage bearing such words, or the words "Complete Wellness Center(SM)." The Company's goal is to achieve "brand name" awareness of the Integrated Medical Centers. There is no assurance, however, that the Company will be able to realize this goal. An individual Integrated Medical Center may also advertise its services locally, and the Company provides advice in that regard upon request. The Company also agrees to furnish the Integrated Medical Centers management services, financing and other advice and support. By doing so, the Company seeks to relieve providers, to a limited extent, from certain burdens of administering and managing a medical practice.

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

ITEM 3.  LEGAL PROCEEDINGS


    The Company or its affiliates currently have three legal proceedings in various stages of litigation. A doctor has initiated action against an Integrated Medical Center and the Company for contested back wages. Also, a therapist has initiated a proceeding against another Medical Center for contested back wages. The Company has initiated legal action against two Florida doctors for breach of their agreement with the Company. In addition, judgments have been rendered in actions against several of the Company's weight management subsidiary. All of these actions are considered by the Company to be routine litigations that is incidental to the business.


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

    In November 1997, various facilities of the Company's operations were searched by federal authorities pursuant to search warrants, and the government removed various computer equipment, records and documents. During 1998, various employees of the Company and certain subsidiaries were served with subpoenas requesting records and documents related to billing and claims coding, clinical relationships and corporate records. The Company believes it may be a target in this investigation. Only one employee has received a target letter stating that the employee is a subject of the investigation. While it is too early to predict the outcome of any of the ongoing investigations of the Company or the initiation of any additional investigations, were CWC to be found in violation of federal or state laws relating to Medicare, Medicaid, CHAMPUS or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare, Medicaid or CHAMPUS programs and similar other reimbursement programs, Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

    The Company's Common Stock and Redeemable Common Stock Purchase Warrants are traded on the Nasdaq SmallCap Market (Nasdaq SCM).

    The following table states the high and low quotation information by quarter for the Company's Common Stock and Warrants based on actual trading, as reported on Nasdaq SCM. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                          COMMON STOCK

                                              HIGH     LOW
                                             ------   ------
                     1st Quarter, 1997....  $  6.00   $  3.25
                     2nd Quarter, 1997....  $  5.00   $ 3.125
                     3rd Quarter, 1997....  $ 4.375   $  2.25
                     4th Quarter, 1997....  $ 4.625   $ 1.375

                             WARRANTS

                                             HIGH       LOW
                                            ------     ------
                     1st Quarter, 1997....  $  1.43   $  0.68
                     2nd Quarter, 1997....  $ 1.625   $  1.00
                     3rd Quarter, 1997....  $ 2.250   $ 1.125
                     4th Quarter, 1997....  $ 2.125   $  0.75

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General

    Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, and in other sections of this Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this report.

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

    During May 1997, the Company incorporated three new wholly owned subsidiaries: Complete Wellness Research Institute, Inc., ("CWRI"), Complete Wellness Education, Inc., ("CWEI"), both corporations of the state of Delaware, and Complete Billing, Inc., ("CBI"), a state of Florida corporation. Two of the three companies started operations in May 1997. CWEI has not yet begun operations. CWRI provides clinic research and studies to pharmaceutical, vitamin, natural product and medical device manufactures' within the Company's network of clinics and has had limited operational results in 1997. CWEI, through its consortium of nationally recognized doctors and authors, will provide education and wellness articles and periodicals to national publications and publishers. CBI is a healthcare billing company, which provides services to medical and chiropractic clinics, both inside the Company's clinic network and to unaffiliated doctors. Included in the Company's December 31, 1997 consolidated financial statements are the results of operations of these companies.

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

    Depreciation and Amortization. During the twelve months ended December 31, 1997 and December 31, 1996, the Company incurred depreciation and amortization expense of $89,245 and $36,698, respectively. The increase of $52,547 resulted from the addition of fixed assets, primarily computer software and equipment, which tend to have depreciable lives of five years or less.

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


    The Company has committed to fund future working capital requirements of Smokenders totaling approximately $98,000, of which no amounts have been funded through December 31, 1997. In addition, the Company is obligated to pay a royalty fee of 5% of total revenues to Oxford Health Plan and the $26,000 per annum to the founders of Smokenders as a result of its acquisition of Smokenders. This obligation is payable in annual installments over a 10 year period.



    The Company has entered into employment agreements with certain key employees which, generally, provide for continued employment through various dates in 1999 at an aggregate annual compensation level of approximately $550,000. In the event the employees subject to such agreements were terminated by the Company for reasons other than "with cause", the employees would receive 6 to 12 months compensation and benefits upon separation. The Company has not obtained key man life insurance for employees subject to employment agreements.



    In addition, the Company has entered into various consulting agreements which, generally, provide for payment of "finders fees" of $1,500 to $4,000 for each chiropractic clinic identified by the consultant and integrated by the Company subject to ceratin maximum amounts per consultant. Certain consulting agreements also provide for the Company to pay royalties ranging from 1% to 10% of gross collections at Integrated Medical Centers identified by the consultant for periods ranging from 5 to 25 years after integration.

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

    The Company does not currently have an external source of liquidity. The Company believes its existing working capital and operations will provide sufficient funds to meet its short term liquidity requirements.

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

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's operational equipment or internal computer software that have time- sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Similar failures in the Company's medical clinic, independent physician's network, or medical billing company operations could result in an impairment of revenue recognition due to significant future obligations, impairment of future services provided by the Company's subsidiaries, or potential other liability.

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

Seasonality

    The Company believes that the patient volumes at its Integrated Medical Centers are not signifiacantly affected by Seasonality. However, the wieght loss subsidiary, aquired January 31, 1998, is expected to experience significant decreases in patient volumes of up to 50% during the summer months of June through September.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX                                                                           PAGE NO.
-----                                                                          ---------
Report of Independent Auditors...............................................      17
Consolidated Balance Sheets as of December 31, 1997 and 1996.................      18
Consolidated Statements of Operations for the Years Ended December 31, 1997
  and 1996...................................................................      19
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
  December 31, 1997 and 1996.................................................      20
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997
  and 1996...................................................................      21
Notes to Consolidated Financial Statements...................................      22

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

                                            /s/  ERNST & YOUNG LLP

Washington, D.C.
March 30, 1998

                         COMPLETE WELLNESS CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                YEAR ENDED    YEAR ENDED
                                                                               DECEMBER 31,   DECEMBER 31
                                                                                   1996          1997
                                                                               -------------  ------------
                              ASSETS
Current assets:
   Cash and cash equivalents.......................................            $   298,509    $  804,924
   Patient receivables, net of allowance for doubtful accounts of
     $143,422 and $3,825,708.......................................                540,444     2,758,841
   Inventory.......................................................                      0        39,483
   Advances to officers and other assets...........................                 43,232       437,736
   Deposit.........................................................                      0       150,000
                                                                               -----------    ----------
Total current assets...............................................                882,185     4,190,984
Furniture and equipment, net.......................................                215,615       504,215
                                                                               -----------    ----------
Total assets.......................................................            $ 1,097,800    $4,695,199
                                                                               ===========    ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses...........................            $   412,725    $1,003,865
   Accrued wages...................................................                 91,000       153,000
   Accrued management fees and leases..............................                442,646     3,117,135
   Accrued interest................................................                 52,010         8,298
   Deferred tax liability..........................................                  8,241             0
   Advances from affiliates........................................                      0       154,976
   Notes payable -- current........................................              1,098,000        45,433
                                                                               -----------    ----------
Total current liabilities..........................................              2,104,622     4,482,707
Convertible note payable...........................................                 25,000        25,000
Notes payable......................................................                      0       500,000
Minority interest..................................................                      0         7,179
Stockholders' equity/(deficit):
   Preferred Stock, $.01 par value per share, 2,000,000 shares authorized of which 1,500 are designated Series A, 12% Cumulative
     Convertible Preferred Stock, no shares currently issued and
     outstanding...................................................                     14             0
   Common Stock, $.0001665 par value per share, 10,000,000 shares authorized, 714,967 shares and 2,183,598 shares issued and
      outstanding at December 31, 1996 and 1997, respectively......                    119           363
   Additional capital..............................................                156,027     5,044,365
   Accumulated deficit.............................................             (1,187,982)   (5,364,415)
                                                                               -----------    ----------
Total stockholders' equity/(deficit)...............................             (1,031,822)     (319,687)
                                                                               -----------    ----------
Total liabilities and stockholders' deficit........................            $ 1,097,800    $4,695,199
                                                                               ===========    ==========

                             See accompanying notes.

                         COMPLETE WELLNESS CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         YEAR ENDED     YEAR ENDED
                                        DECEMBER 31,   DECEMBER 31,
                                            1996           1997
                                       -------------  -------------
Operating revenue:
     Patient revenue.................   $ 1,307,859    $ 8,846,772
     Management services income......        30,226         17,974
     Other income....................             0        142,128
                                        -----------    -----------
Total operating revenue..............     1,338,085      9,006,874
Direct expenses:
     Salary and consulting costs.....       733,367      3,116,061
     Management fees.................       468,991      3,850,112
     Rent............................       102,149        139,081
     Advertising and marketing.......        75,907         80,616
     Bad debt expense................       301,618      3,232,111
                                        -----------    -----------
Total direct expenses................     1,682,032     10,417,981
General and administrative...........     1,025,327      2,775,886
Depreciation and amortization........        36,698         89,245
                                        -----------    -----------
Operating loss.......................    (1,405,972)    (4,276,238)
Interest expense.....................       (59,094)       (31,041)
Interest income......................        12,071         88,499
Minority interest....................       470,543         42,347
                                        -----------    -----------
Net loss before income taxes.........      (982,452)    (4,176,433)
Income taxes.........................         8,241              0
                                        -----------    -----------
Net loss after income taxes..........   $  (990,693)   $(4,176,433)
                                        ===========    ===========
Loss per share -- basic..............   $     (1.03)      $  (1.98)
Weighted average common shares --
basic................................       965,006      2,113,096

                             See accompanying notes.

                         COMPLETE WELLNESS CENTERS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY/(DEFICIT)


                                  PREFERRED STOCK            COMMON STOCK
                             -------------------------   ---------------------
                                                                                 ADDITIONAL   ACCUMULATED
                                SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL      DEFICIT        TOTAL
                             -----------  ------------   ---------  ----------  ------------ ------------- ------------
Balance at December 31,
1995.........................   1,350        $  14        567,300     $  95     $   137,013  $  (197,289)  $   (60,167)
  Issuance of common stock...       0            0        110,000        18               0            0            18
  Exercise of stock options
   for shares of Complete
   Wellness Centers, Inc.
   common stock..............       0            0         37,667         6           1,449            0         1,455
  Recognition of the granting
   of below market common
   stock.....................       0            0              0         0          11,645            0        11,645
  Recognition of the granting
   of below market common
   stock warrants............       0            0              0         0           5,920            0         5,920
  Net loss...................       0            0              0         0               0     (990,693)     (990,693)
                                -----        -----       --------     -----     -----------  -----------   -----------
Balance at December 31,
1996.........................   1,350           14        714,967       119         156,027   (1,187,982)   (1,031,822)
  Issuance of common stock...                           1,000,000       167       4,687,205            0     4,687,372
  Conversion of preferred
   stock to common...........  (1,350)         (14)       145,800        24             (10)           0             0
  Exercise of stock options
   for shares of Complete
   Wellness Centers, Inc.
   common stock..............       0            0        146,498        24           4,371            0         4,395
  Exercise of common stock
   warrants of Complete
   Wellness Centers, Inc.
   common stock..............       0            0        176,333        29           5,261            0         5,290
  Recognition of the granting
   of below market common
   stock.....................       0            0              0         0           4,511            0         4,511
  Recognition of the granting
   of below market common
   stock warrants............       0            0              0         0         187,000            0       187,000
  Net loss...................       0            0              0         0               0   (4,176,433)   (4,176,433)
                                -----        -----       --------     -----     -----------  -----------   -----------
Balance at December 31,
1997.......................         0        $   0       2,183,598    $ 363     $ 5,044,365  $(5,364,415)  $  (319,687)
                                =====        =====       =========    =====     ===========  ===========   ===========

                             See accompanying notes.

                         COMPLETE WELLNESS CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED    YEAR ENDED
                                                             DECEMBER 31,  DECEMBER 31,
                                                                 1996          1997
                                                            ------------- -------------
OPERATING ACTIVITIES
Net loss..................................................   $  (990,693)  $(4,176,433)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Minority interest....................................      (470,543)      (42,347)
     Depreciation and amortization........................        36,698        89,245
     Provision for bad debts..............................       301,618     3,232,111
     Amortization of debt discount........................         3,920         2,000
     Recognition of the compensatory granting of
      nonqualified stock options..........................        11,645         4,511
     Recognition of the granting of common stock warrants.             0       187,000
     Changes in operating assets and liabilities:
          Patient receivables.............................      (838,942)   (5,450,508)
          Advances to officers and other current assets...       (41,479)     (399,964)
          Deferred taxes..................................         8,241        (8,241)
          Accounts payable and other current liabilities..       862,456     3,292,422
                                                             -----------   -----------
Net cash used in operating activities.....................    (1,117,079)   (3,270,204)
INVESTING ACTIVITIES
Deposit for Nutri/Systems acquisition.....................             0      (150,000)
Purchase of equipment.....................................      (194,989)     (370,680)
Investment in Smokenders..................................             0       (50,000)
                                                             -----------   -----------
Net cash used in investing activities.....................      (194,989)     (570,680)
FINANCING ACTIVITIES
Proceeds from bridge notes and warrants...................     1,100,000       500,000
Payment of bridge loan....................................             0    (1,100,000)
Proceeds from sale of common stock........................            18     4,687,205
Proceeds from notes payable...............................             0       200,409
Proceeds from sale of equity in Complete Wellness
 Centers, LLC.............................................       446,000             0
Investment of minority stockholders in CWIPA..............             0        50,000
Payments of notes payable.................................          (730)            0
Exercise of warrants......................................             0         5,290
Exercise of stock options.................................         1,455         4,395
                                                             -----------   -----------
Net cash provided by financing activities.................     1,546,743     4,347,299
                                                             -----------   -----------
Net increase in cash and cas equivalents..................       234,675       506,415
Cash and cash equivalents at beginning of year............        63,834       298,509
                                                             -----------   -----------
Cash and cash equivalents at end of year..................   $   298,509   $   804,924
                                                             ===========   ===========

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements reflect the accounts of Complete Wellness Centers, Inc., which includes 23 wholly owned subsidiaries, and 55 managed Integrated Medical Centers, CWC, LLC, which includes 7 wholly owned subsidiaries, Complete Billing Inc., and its majority owned subsidiaries, Complete Wellness Smoking Cessation, Inc. (88.23%), and Complete Wellness Independent Physicians Association, Inc. (86.67%). Significant inter-company transactions have been eliminated. The financial statements of CWC, LLC are consolidated with the Company's financial statements because the Company has unilateral, perpetual and non-temporary control (via signed irrevocable proxies from the holders of a majority in interest of the membership interests of CWC,
LLC) over the assets and business operations of CWC, LLC and, notwithstanding the lack of technical majority ownership, consolidation of CWC, LLC is necessary to present fairly the financial position and results of operation of the Company. The Company has recorded the net equity of any individuals holding a minority percentage as minority interest.

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

Nutri/Systems

    On January 31, 1998, a subsidiary of the Company completed the acquisition of 56 weight loss treatment centers from Nutri/system, L.P. The results of operations of these centers will not be reflected in the Company's financial statements until February 1, 1998. The centers market, in a retail setting, food, medically supervised weight loss programs and nutritional supplements. The purchase price of the centers included $150,000 in cash that had been deposited with the seller in September 1997 and the assumption of certain lease liabilities and other acquisition costs of approximately $400,000. The transaction was accounted for as a purchase. The purchase price, including acquisition costs has been allocated for accounting purposes to the assets acquired, primarily food inventory.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Details of the allowance for doubtful accounts receivable are as follows:

                                                                   DECEMBER 31,
                                                              ------------------------
                                                                 1996         1997
                                                              ----------   -----------
              Beginning Balance............................   $   5,650    $  143,422
              Bad Debt Expense.............................     301,618     3,232,111
              Provision for third party allowances and
              adjustments..................................          --       450,175
              Accounts Written Off.........................    (163,846)           --
                                                              ---------    ----------
              Ending Balance...............................   $ 143,422    $3,825,708
                                                              =========    ==========

5.  FURNITURE AND EQUIPMENT

    Furniture and equipment consists of the following:

                                                                 DECEMBER 31,
                                                            -----------------------
                                                               1996         1997
                                                            ----------   ----------
              Furniture and Equipment (5 year life)......   $ 258,804    $ 638,084
              Less Accumulated Depreciation and
              Amortization...............................   $ (43,189)   $(133,869)
                                                            ---------    ---------
                                                            $ 215,615    $ 504,215
                                                            =========    =========

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

                                                        DECEMBER 31,
                                                  -------------------------
                                                     1996         1997
                                                  ----------- -------------
            Deferred tax assets:
                 Start-up costs................   $      --   $    10,138
                 Nonqualified stock options....       4,658        11,448

                        Bad debt expense...............       24,450       388,168
                        Operating loss carryforward....      445,080     1,174,844
                                                           ---------   -----------
                           Total deferred tax assets...      474,188     1,584,598
                   Less valuation allowance............     (457,592)   (1,579,770)
                                                           ---------   -----------
                   Net deferred tax assets.............       16,596         4,828
                   Deferred tax liabilities:
                        Depreciation...................       (1,109)       (4,828)
                                                           ---------   -----------
                   Total deferred tax liabilities......       (1,109)       (4,828)
                                                           ---------   -----------
                   Net deferred tax amount......           $  15,487   $       -0-
                                                           =========   ===========

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

    Significant components of the provision for income taxes are as follows for the years ended:

                                                                        DECEMBER 31,
                                                                  -----------------------
                                                                     1996         1997
                                                                  ---------   -----------
                   Current:
                      Federal..............................       $   16,778   $        0
                      State................................            6,950            0
                                                                  ----------   ----------
                   Total current...........................           23,728            0
                   Deferred:
                      Federal..............................         (279,856)    (928,516)
                      State................................         (144,308)    (193,662)
                      Increase in valuation allowance......          378,677    1,122,178
                                                                  ----------   ----------
                   Total deferred..........................          (15,487)           0
                                                                  ----------   ----------
                   Total provision for income taxes........       $    8,241   $        0
                                                                  ==========   ==========

    The effective tax rate on income before income taxes varies from the statutory federal income tax rate for the years ended December 31, 1996 and 1997 as follows:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                -------   ------
                        Statutory rate..................         (34)%     (34)%
                        State taxes, net................          (4)%      (3)%
                        Other differences, net..........           1%        1%
                        Valuation allowance.............          38%       36%
                                                                ----      ----
                                                                   1%        0%
                                                                ====      ====

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

9.  STOCK OPTION PLAN

    The Company has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors. Pursuant to the Plan, 800,000 shares of Common Stock have been reserved for issuance. At December 31, 1997 the following options have been granted:

                                         NUMBER OF
                                          OPTIONS/
                                          WARRANTS    EXERCISABLE EXERCISE
                       DATE OF GRANT       GRANTED    AT 12/31/97  PRICE    FAIR VALUE
                  ---------------------- ----------  ------------- -------  ----------
                  Employee Options:
                  December 1, 1995......    36,667          0    $0.0300     $0.0100
                  January 1, 1996.......    56,667          0    $0.0300     $0.0300
                  March 1, 1996.........    40,000          0    $0.0300     $0.0400
                  March 18, 1996........     1,500          0    $0.0300     $0.0400
                  April 1, 1996.........   116,667          0    $0.0300     $0.0400
                  May 30, 1996..........     1,000          0    $0.0300     $0.0500
                  June 14, 1996.........     1,000          0    $0.0300     $0.0600
                  June 15, 1996.........     1,000          0    $0.0300     $0.0600
                  August 26, 1996.......    46,667     15,556    $0.6000     $0.0600
                  September 23, 1996....     5,000      1,667    $4.5000     $0.0600
                  April 6, 1997.........   157,000     52,333    $3.3750     $0.8433
                  July 25, 1997.........    89,733     11,250    $4.3750     $1.0932
                  July 28, 1997.........    32,510          0    $4.8125     $1.2025
                  August 6, 1997........     7,500      3,750    $3.7500     $0.9370
                  Non-Employee Options:
                  December 1, 1995......     4,333          0    $0.0300     $0.0040
                  January 19, 1996......    23,333          0    $0.0300     $0.0100
                  January 31, 1996......    50,000     30,000    $0.0300     $0.0100
                  May 1, 1996...........    13,332      3,333    $0.0300     $0.0300
                  July 1, 1996..........     5,000      5,000    $0.6000     $0.0200
                  September 12, 1996....    16,667      5,556    $4.5000     $0.4800
                  September 26, 1996....     6,667      2,223    $4.5000     $0.4800
                  November 1, 1996......    11,000      3,667    $4.5000     $0.4800
                  February 24, 1997.....     8,000          0    $6.0000     $1.4992
                  March 28, 1997........    10,000     10,000    $3.7500     $0.9370
                  April 29, 1997........    15,000      4,000    $3.3800     $0.8445
                  May 15, 1997..........     2,000          0    $3.3750     $0.8433
                  May 16, 1997..........    15,000          0    $3.3750     $0.8433
                  July 25, 1997.........    18,600          0    $4.3750     $1.0932
                  July 28, 1997.........    17,490          0    $4.8125     $1.2025

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

    Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for the awards in 1997 consistent with the provisions of SFAS 123, the Company's net loss and loss per share-diluted would have been as indicated below:

                                              1996         1997
                                          ----------- ------------
              Net loss -- as reported...  $ (990,693) $(4,176,433)
              Net loss -- pro forma.....  $ (993,221) $(4,314,674)
              Loss per share -- as
              reported..................  $    (1.03) $     (1.98)
              Loss per share -- pro
              forma.....................  $    (1.03) $     (2.04)

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

11.  NET LOSS PER COMMON SHARE

    The following table sets forth the computation of basis loss per share:

                                                           1996         1997
                                                        -----------  ------------
          Weighted average common shares
               Outstanding...........................      664,051    1,703,808
          Shares issued for nominal consideration
               Prior to the Initial Public Offering..      300,955      409,287
                                                        ----------  -----------
                                                           965,006    2,113,095
          Loss allocable to common shareholders......   $ (990,693) $(4,176,433)
          Basic loss per share.......................   $    (1.03) $     (1.98)

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

                     1998........................  $  90,000
                     1999........................    120,000
                     2000........................    120,000
                     2001........................    120,000
                     2002........................    120,000
                     Thereafter..................    270,000
                                                   ---------
                     Total Minimum Obligations...  $ 840,000
                                                   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors

                                                       YEAR             YEAR
               NAME                       AGE      FIRST ELECTED    OF EXPIRATION
               ----                      -----    ----------------  -------------
               C. Thomas McMillen...      45           1994             1998
               E. Eugene Sharer.....      64           1996             1998
               Robert J. Mrazek.....      52           1995             1998
               James T. McMillen....      52           1994             1998
               Eric S. Kaplan, D.C..      45           1997             1998

(b) Identification of Executive Officers

                                                                      YEAR FIRST SERVED
         NAME                                                    AGE     AS OFFICER
         ----                                                    ---  -----------------
         C. Thomas McMillen...................................   45          1994
           Chairman of the Board and Chief Executive Officer
         E. Eugene Sharer.....................................   64          1996
           President and Treasurer
         Danielle F. Milano, M.D..............................   42          1996
           Vice President -- Medical Affairs
         Eric S. Kaplan, D.C..................................   45          1997
           Senior Vice President and Chief Operating Officer
         Michael T. Brigante..................................   43          1997
           Vice President and Chief Financial Officer
         F. Ryan Knoll........................................   28          1997
           Secretary

    C. Thomas McMillen, the Company's founder, has been the Chairman of the Board of Directors and Chief Executive Officer since its formation in November 1994. He was also the President of the Company until April 1996. In 1993, Mr. McMillen formed McMillen and Company, Inc., a health care consulting firm, and subsequently from November 1993 through March 1994, assumed the role of Chief Administrative Officer of Clinicorp, Inc., a publicly-traded physician practice management company. Mr. McMillen was also a director of Clinicorp, Inc., from January 1993 through December 1994. Clinicorp, Inc., filed for Chapter 11 bankruptcy protection in June 1996. From 1987 to 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives from the 4th Congressional District of Maryland. He was named by President Clinton to Co-Chair the President's Council on Physical Fitness and Sports in 1993 and served until December 1997. Mr. McMillen is currently a member of the Board of Directors of CHG Inc., a subsidiary of Chemring Group, PLC, and North Atlantic Acquisition Corporation (of which he is also the secretary and treasurer).

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

                           SUMMARY COMPENSATION TABLE

                                                                                   ANNUAL
                                                                        FISCAL  COMPENSATION
                NAME AND PRINCIPAL POSITION                              YEAR      SALARY
                ---------------------------                             ------ --------------
                C. Thomas McMillen...................................    1997    $ 135,500
                   Chief Executive Officer
                E. Eugene Sharer.....................................    1997    $ 132,500
                   President
                Eric S. Kaplan.......................................    1997    $ 120,000
                   Chief Operating Officer
                Danielle F. Milano...................................    1997    $ 120,000
                   Vice President -- Medical Affairs
                Michael T. Brigante..................................            $  90,000
                   Vice President Finance and Chief Financial Officer


------------
* Mr. McMillen did not receive any cash compensation for fiscal years 1995 or 1996, nor were any options granted to him. For fiscal year 1996, compensation in the amount of $45,000 was accrued. In addition, the Company advanced to him without interest approximately $23,000 in 1996, which he repaid in February 1997. See "Certain Relationships and Related Transactions." No other executive officer received compensation in excess of $100,000 during the Company's last fiscal year.

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

    In January 1996, the Company entered into an employment agreement with Dr. Milano, providing for her employment as Vice President -- Medical Affairs, for a term expiring on December 31, 1998. The employment agreement provides for an annual base salary of $120,000 beginning August 1, 1996, of which $6,000 per month was accrued until the closing of the IPO and paid with a portion of the net proceeds of the IPO, a bonus of $1,000 for each Medcorp formed as a professional corporation of which Dr. Milano is a shareholder, to be paid by such Medcorp, and for participation in all executive benefit plans plus an automobile allowance of $500 per month. Dr. Milano was granted options to purchase 46,667 shares of the Company's Common Stock at an exercise price of $0.03 per share. The options have vested as to 16,667 shares and will vest as to 15,000 shares on October 1, 1997, and as to 15,000 shares on September 30, 1998. Dr. Milano exercised her vested options of 31,667 in December, 1997. Any additional compensation Dr. Milano receives for services as a shareholder of a Medcorp formed as a professional corporation will be offset against her base salary. The agreement also provides, among other things, that, if her employment is terminated without cause (as defined in the agreement), the Company will pay her an amount equal to six month's salary, payable over a six month period. She resigned from the Company in January, 1998.

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

                                                          NUMBER OF SHARES      PERCENTAGE OF
                                                              OF CLASS              CLASS
                NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED  BENEFICIALLY OWNED
            ------------------------------------------   ------------------  ------------------
            COMMON STOCK
            C. Thomas McMillen(1)......................       411,167               19.1%
            725 Independence Avenue, S.E.
            Washington, D.C. 20003

            Robert J. Mrazek(3)........................        20,250                  *
            301 Constitution Ave., N.E.
            Washington, D.C. 20002

            Eric S. Kaplan (2).........................        46,673                2.2%
            27 Marlwood Lane
            Palm Beach Gardens, FL 33418

            Michael T. Brigante (6)....................        26,667                1.2%
            17 Daniel Drive
            Bell Meade, N.J. 08502

            E. Eugene Sharer(4)........................        50,001                2.3%
            725 Independence Avenue, S.E.
            Washington, D.C. 20003

            James J. McMillen, M.D.(3).................         9,250                  *
            4004 Miller Road
            St. Joseph, MO 64505

            Reach Laboratories, Inc.(5)................       110,000                5.1%
            1000 NBC Center
            Lincoln, NE 68508

            R. Michael Floyd...........................        72,866                3.3%
            5817 Ogden Court
            Bethesda, MD 20816

            All officers and directors as a group (six
            persons)...................................       564,508               26.3%

------------
 *  Percentage ownership is less than 1%

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

    In August 1996, the Company entered into a consulting agreement with J.E.M., Inc. ("JEM"), the sole stockholders of which are Dr. Kaplan, the Company's Senior Vice President and a director, and his wife. Under the terms of the consulting agreement, JEM agreed to provide advice and assistance to the Company in connection with identifying and affiliating with chiropractors and their existing chiropractic practices and identifying, acquiring, and/ or managing businesses engaged in providing services ancillary to those provided by Integrated Medical Centers. The Company agreed to pay JEM $6,000 per month for its services. The term of the consulting agreement expires in August 1999 and may be terminated sooner by mutual agreement of the parties, by the Company for "cause," defined as a violation by JEM of any material provision of the consulting agreement not remedied within 30 days after notification or JEM's conviction of a felony, upon termination of the employment agreement between Dr. Kaplan and the Company, or JEM's failure to meet certain performance goals.

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

                                             COMPLETE WELLNESS CENTERS, INC.
                                                       (Registrant)

                                               By: /s/ MICHAEL T. BRIGANTE
                                                   -----------------------
                                                     MICHAEL T. BRIGANTE
                                                   CHIEF FINANCIAL OFFICER

March 31, 1998

    IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          /s/ C. THOMAS MCMILLEN          Chairman of the Board,        March 31, 1998
          ----------------------         Chief Executive Officer,
            C. THOMAS MCMILLEN               and Director


           /s/ E. EUGENE SHARER          President, Treasurer           March 31, 1998
           --------------------              and Director
             E. EUGENE SHARER


           /s/ JAMES T. MCMILLEN               Director                 March 31, 1998
           ---------------------
             JAMES T. MCMILLEN


           /s/ ROBERT J. MRAZEK                Director                 March 31, 1998
           --------------------
             ROBERT J. MRAZEK


            /s/ ERIC S. KAPLAN             Chief Operating              March 31, 1998
            ------------------           Officer and Director
              ERIC S. KAPLAN


          /s/ MICHAEL T. BRIGANTE           V.P. Finance and            March 31, 1998
          -----------------------        Chief Financial Officer
            MICHAEL T. BRIGANTE

                                       42