Form 10QSB/A
period 1998-03-31
COMPLETE WELLNESS CENTERS INC
filed 1999-01-20
CIK 1022828

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-QSB/A
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                             ----------------------

                         Commission file number 0-22115

                             ----------------------

                         COMPLETE WELLNESS CENTERS, INC.

                             ----------------------

        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                        52-191035
           --------                                        ---------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                666 11TH STREET, N.W., WASHINGTON, D.C. 20001
                        -----------------------------
                   (Address of principal executive offices)

                                (202) 639-9700
                        -----------------------------
                         (Issuer's telephone number)

              725 INDEPENDENCE AVE., S.E. WASHINGTON, D.C. 20003
                        -----------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

     State the number of shares outstanding of each of the issuer's classes of common equity, at March 31, 1998: 2,183,598.

================================================================================

                         COMPLETE WELLNESS CENTERS, INC.
                                  FORM 10-QSB/A
                                      INDEX

                                                                                                       PAGE
PART I.    FINANCIAL INFORMATION....................................................................     1
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED) ........................................................     1
           CONDENSED CONSOLIDATED BALANCE SHEETS -- MARCH 31, 1998 AND DECEMBER
           31, 1997.................................................................................     1
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH
           31, 1998 AND MARCH 31, 1997..............................................................     2
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED
           MARCH 31, 1998 AND MARCH 31, 1997........................................................     3
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................................     4
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS............................................................................     6
PART II.   OTHER INFORMATION........................................................................    11
           SIGNATURES...............................................................................    12

ITEM 1 -- FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,   DECEMBER 31,
                                                                      1998          1997
                                                                  ------------ -------------
                                                                   (UNAUDITED)     (NOTE)
                            ASSETS
Current Assets:
  Cash and cash equivalents....................................   $ 2,779,077   $   804,924
  Patient receivables, net of allowance for doubtful accounts of
     $4,872,994 and $3,825,708.................................     4,182,538     2,758,841
     Integration fees receivable...............................         6,274       238,281
     Inventory.................................................       716,991        39,483
     Prepaid expenses and other assets.........................        96,730        42,882
     Advances to officers and other assets.....................       124,189       156,573
     Deposits..................................................       164,963       150,000
                                                                  -----------   -----------
Total current assets...........................................     8,070,762     4,190,984
Furniture and equipment, net...................................       512,699       504,215
                                                                  -----------   -----------
Total assets...................................................   $ 8,583,461   $ 4,695,199
                                                                  ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses........................   $ 1,435,116   $ 1,156,865
  Accrued management fees and leases...........................     3,131,264     3,117,135
  Accrued interest.............................................        39,449         8,298
  Advances from affiliates.....................................       155,170       154,976
  Notes payable -- current.....................................        10,274        45,433
                                                                  -----------   -----------
Total current liabilities......................................     4,771,273     4,482,707
Convertible note payable.......................................        19,994        25,000
Note payable...................................................             0       500,000
Minority interest..............................................             0         7,179
Redeemable Preferred Stock, $.01 par value per share, 8%
  Cumulative, 100,000 shares currently issued and outstanding..     4,560,158             0
Stockholders' equity/(deficit):
  Common Stock, $.0001665 par value per share, 10,000,000 shares
     authorized, 2,183,598 shares issued and outstanding.......           363           363
  Additional capital...........................................     5,059,732     5,044,365
  Accumulated deficit..........................................    (5,828,059)   (5,364,415)
                                                                  -----------   -----------
Total stockholders' equity/(deficit)...........................      (767,964)     (319,687)
                                                                  -----------   -----------
Total liabilities and stockholders' deficit....................   $ 8,583,461   $ 4,695,199
                                                                  ===========   ===========


Note: The Balance Sheet at December 31, 1997 has been extracted from the audited financial statements at that date


           See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                             THREE MONTHS ENDED
                                        ----------------------------
                                           MARCH 31,     MARCH 31,
                                             1998          1997
                                        ------------- --------------
                                          (UNAUDITED)   (UNAUDITED)
Revenue:
  Integrated medical clinics.........     $4,874,139    $  962,241
  Weight management centers..........      2,368,656             0
  Other income.......................         85,682             0
                                          ----------    ----------
          Total operating revenue....      7,328,477       962,241
Direct expenses:
  Salary and consulting costs........      1,521,834       416,528
  Management fees....................      2,626,890       357,073
  Cost of food and supplies..........        469,476            --
  Rent...............................        508,574        47,584
  Advertising and marketing..........        209,763        24,213
  Bad debt expense...................      1,047,236       218,661
                                          ----------    ----------
          Total direct expenses......      6,383,773     1,064,059
Network development cost.............        203,658            --
General and administrative...........      1,118,588       364,176
Depreciation and amortization........         85,783        15,181
                                          ----------    ----------
Operating loss.......................       (463,325)     (481,175)
Interest expense.....................          1,523        23,112
Interest income......................         21,863         3,286
Minority interest....................          7,179             0
                                          ----------    ----------
Net loss before income taxes.........       (435,806)     (501,001)
Income taxes.........................              0         4,000
                                          ----------    ----------
Net loss after income taxes..........     $ (435,806)   $ (505,001)
                                          ==========    ==========
Loss per share -- basic..............     $    (0.19)   $    (0.32)
                                          ==========    ==========
Weighted average common shares --
basic................................      2,534,430     1,575,043
                                          ==========    ==========



           See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                             MARCH 31,     MARCH 31,
                                                               1998          1997
                                                          ------------- --------------
                                                            (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES
Net loss................................................   $  (435,806)  $  (505,001)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Minority interest.....................................        (7,179)            0
  Depreciation and amortization.........................        89,245        15,181
  Provision for bad debt................................     1,047,236       218,661
  Amortization of debt discount.........................             0         2,000
  Recognition of compensatory granting non-qualified
     stock options......................................           931             0
  Recognition of the granting of common stock warrants..        14,426             0
  Changes in operating assets and liabilities:
     Accounts receivables...............................    (2,238,926)     (439,694)
     Advances to officers and other current assets......      (713,925)      (47,436)
     Deferred taxes.....................................             0       (18,000)
     Accounts payable and other current.................       288,566       209,917
                                                           -----------   -----------
Net cash used in operating activities...................    (1,955,432)     (564,372)
INVESTING ACTIVITIES
Purchase of equipment...................................       (97,729)      (54,778)
                                                           -----------   -----------
Net cash used in investing activities...................       (97,729)      (54,778)
FINANCING ACTIVITIES
Payment of Notes........................................      (505,006)            0
Payment of bridge loan..................................             0    (1,100,000)
Proceeds from sale of preferred stock...................     4,532,320             0
Proceeds from notes payable.............................             0        17,481
Proceeds from sale of equity in Complete Wellness
  Centers, LLC..........................................             0     4,699,749
                                                           -----------   -----------
Net cash provided by financing activities...............     4,027,314     3,617,230
                                                           -----------   -----------
Net increase in cash and cash equivalents...............     1,974,153     2,998,080
Cash and cash equivalents at beginning of period........       804,924       298,509
                                                           -----------   -----------
Cash and cash equivalents at end of period..............   $ 2,779,077   $ 3,296,589
                                                           ===========   ===========


           See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

NOTE A -- BASIS OF PRESENTATION

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

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB, as amended. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE B -- NET LOSS PER SHARE

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

NOTE C -- FINANCING

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


NOTE D -- ACQUISITIONS



     In January 1998 the Company, through its wholly owned subsidiary Complete Wellness Weight Management ("CWWM"), completed its acquisition of 56 weight management centers from Nutri/Systems, L.P. and a continual license to use the Nutri/System brand name for $150,000 and the assumption and assignment of the outstanding obligations of the centers of approximately $380,000. As a result of this acquisition, the Company, through CWWM, has increased its inventories by approximately $675,000 as of March 31, 1998. Such increase is primarily attributable to food, nutritional supplements and other retail products consistent with the operations of the weight management centers. The Company has included the results of operations of these centers in its accompanying condensed consolidated financial statements from February 1, 1998 (date acquisition was fully consummated) through the end of each subsequent period presented. The Company recognized revenues and losses from operations of $6,457,210 and $878,769 respectively, during the period from February 1, 1998 (acquisition date) to September 30, 1998.


NOTE E -- DISCONTINUANCE OF BUSINESS

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

RESULTS FROM OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    Revenue. During the three months ended March 31, 1998 and March 31, 1997 the Company had total revenue of $7,328,477 and $962,241 respectively. The increase of $6,366,236 was due primarily to the net addition of 69 Integrated Medical Centers after March 1997, which contributed $4,874,139 of the increase with the remainder made up by new subsidiaries which initiated operations after March 1997.

    Salary and Consulting Costs. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred salary and consulting costs of $1,521,834 and $416,528, respectively. The increase of $1,105,306 was due to an increase in the costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters, the medical capacity at the clinics and commencement of operations at three new subsidiaries during the first quarter of 1998.

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


    Bad Debt Expense. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred bad debt expense of $1,047,236 and $218,661, respectively. The increase of $828,575 was due to an increase in reserves for doubtful accounts for the medical clinics related to the increase in revenues for the period and continued aging of the Company's accounts receivable. The Company evaluates its consolidated patient accounts receivable, by payer, age of such receivables, nature of services provided, average collection rates across all clinics, and expected ultimate realization of its patient accounts receivable.


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

    Depreciation and Amortization. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred depreciation and amortization expense of $85,783 and $15,181, respectively. The increase of $70,602 resulted from the addition of fixed assets, primarily computer equipment, which tend to have depreciable lives of five years or less and the acceleration of depreciation on assets used in CWC, LLC.

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

      Inventory. The Company's inventory has increased from $39,483 to $716,991 during 1998, primarily due to the acquisition and operations of CWWM.

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

    The Company has committed to fund future working capital requirements of Smokenders totaling $98,000, of which none has been funded through March 31, 1998. In addition, the Company is obligated to pay a royalty fee of 5% of total revenues to Oxford Health Plan and the $26,000 per annum to the founders of Smokenders as a result of its acquisition of Smokenders. This obligation is payable in annual installments over a 10 year period.

    The Company has entered into employment agreements with certain key employees which, generally, provide for continued employment though various dates in 1999 at an aggregate annual compensation level of approximately $550,000. In the event the employees subject to such agreements were terminated by the Company for reasons other than "with cause", the employees would receive 6 to 12 months compensation and benefits upon separation. The Company has not obtained key man life insurance for employees subject to employment agreements.


     The Company or its affiliates currently have three legal proceedings in various stages of litigation. A doctor has initiated action against an Integrated Medical Center and the Company for contested back wages. Also, a therapist has initiated a proceeding against another Medical Center for contested back wages. The Company has initiated legal action against two Florida doctors for breach of their agreement with the Company. In addition, judgments have been rendered in actions against several locations of the Company's weight management subsidiary.

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


     The Company is in the process of completing its analysis of the Year 2000 ("Y2K") issue. The Company has not completed this analysis or received Y2K certification back from the telephone companies, insurance companies, and the principal bank that it deals with. The Company is currently examining its internal operations and those of its clinics to determine whether any applications are running on old equipment or with DOS or Windows v3.1 operating systems which may be subject to clock problems associated with the Y2K. This could cause the computer and the software running on the computer that depend on the system clock to stop functioning. Some of the Company's clinics are expected to be required to update the computer platforms on which the clinic management information software operates. These clinics will be identified and notices will be prepared to complete the upgrade. The clinic software will be updated and is expected to be through the beta test and ready for rollout prior to December 1998. Negotiations are underway with the clinic software vendor for such rollout.



    The Company's accounting and data base software is being reviewed and is expected to be Y2K compliant. The Company anticipates acquiring a new telephone system which will also be compliant with Y2K requirements. This is key to assure that telephone and voice mail logs are accurately created based on time and date.



     The Company expects to complete its Y2K analysis before the end of the first quarter of 1999 and expects to receive certification from vendors that the software and hardware used by it is Y2K compliant. At that time, the Company's Board of Directors will be briefed and will be given certification that the Company is Y2K compliant.


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

             Seasonality. The Company believes that the patient volumes at its Integrated Medical Centers are not significantly affected by Seasonality. However, the weight loss subsidiary does experience significant decreases in patient volumes of up to 50% during the summer months of June through September.

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           Not Applicable
ITEM 2.    CHANGES IN SECURITIES
           Not Applicable
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not Applicable
ITEM 5.    OTHER INFORMATION
           Not applicable
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           Form 8-K, January 15, 1998
                         Item 5 -- Other Events -- Purchase of Selected Assets
                         Item 7 -- Exhibit -- Press Release
                         Item 7 -- Asset Purchase Agreement
           Form 8-K, February 9, 1998
                         Item 5 -- Other Events -- Sale of Senior Redeemable Preferred Stock
                         Item 7 -- Exhibit -- Press Release
           Form 8-K, March 11, 1998
                         Item 5 -- Other Events -- Completed Sale of Senior Redeemable Preferred
                         Stock
                         Item 7 -- Exhibit -- Pro Forma Financial Statements

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 15, 1998

                           Complete Wellness Centers, Inc.

                           By /s/ MICHAEL T. BRIGANTE
                              --------------------------
                               Michael T. Brigante
                             Chief Financial Officer