Form 10QSB/A
period 1998-06-30
COMPLETE WELLNESS CENTERS INC
filed 1999-01-20
CIK 1022828

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

ITEM 1  FINANCIAL STATEMENTS

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,                 DECEMBER 31,
                                                                                           1998                       1997
                                                                                       -----------                -----------
                                                                                       (UNAUDITED)                   (NOTE)
                                       ASSETS
Current Assets:
     Cash and cash equivalents                                                          $1,861,889                   $804,924
     Patient receivables, net of allowance for doubtful
          accounts of $5,795,248 and $3,825,708                                          5,442,423                  2,997,122
     Inventory                                                                             685,027                     39,483
     Prepaid expenses                                                                      203,729                     42,882
     Other assets                                                                          103,834                    156,573
     Deposits                                                                               79,808                    150,000
                                                                                       -----------                -----------
Total current assets                                                                     8,376,710                  4,190,984
Furniture and equipment, net                                                               576,618                    504,215
                                                                                       -----------                -----------
Total assets                                                                            $8,953,328                 $4,695,199
                                                                                       ===========                ===========
   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                              $1,671,410                 $1,156,865
     Accrued management fees and leases                                                  3,670,659                  3,117,135
     Accrued interest                                                                            0                      8,298
     Advances from affiliates                                                               45,433                    154,976
     Notes payable - current                                                                51,698                     45,433
                                                                                       -----------                -----------
Total current liabilities                                                                5,439,200                  4,482,707
Convertible note payable                                                                         0                     25,000
Note payable                                                                                     0                    500,000
Minority interest                                                                                0                      7,179
Redeemable Preferred Stock, $.01 par value per share, 8%
     cumulative, 104,401 shares currently issued and outstanding                         4,813,614                          0
Stockholders' equity/(deficit):
     Common Stock, $.0001665 par value per share,
          10,000,000 shares authorized, 2,339,523 shares and 2,183,589
          issued and outstanding respectively                                                  389                        363
     Additional capital                                                                  5,352,390                  5,044,365
     Accumulated deficit                                                                (6,652,265)                (5,364,415)
                                                                                       -----------                -----------
Total stockholders' deficit                                                             (1,299,486)                  (319,687)
                                                                                       -----------                -----------
Total liabilities and stockholders' deficit                                             $8,953,328                 $4,695,199
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

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JUNE 30,                                 JUNE 30,
                                                  -----------------------------          -------------------------------
                                                     1998               1997                 1998                1997
                                                  -----------       -----------          -----------         -----------
                                                  (UNAUDITED)       (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
Revenue:
     Integrated medical clinics                   $5,144,177        $1,842,460            $10,018,316          $2,804,702
     Weight management centers                     2,935,295                 0              5,303,951                   0
     Other income                                     66,085                 0                151,767                   0
                                                  ----------        ----------            -----------         -----------
Total operating revenue                            8,145,557         1,842,460             15,474,034           2,804,702
Direct expenses:
     Salary and consulting costs                   2,218,061           685,074              3,739,895           1,101,932
     Management fees                               2,371,113           884,691              4,998,003           1,241,765
     Cost of weight management revenue               612,203           ---                  1,081,679             ---
     Rent                                            745,140            74,084              1,253,714             110,735
     Advertising and marketing                       396,090            28,672                605,853              52,885
     Bad debt expense                              1,122,304           254,483              2,169,540             473,144
                                                  ----------        ----------            -----------         -----------
Total direct expenses                              7,464,911         1,927,004             13,848,684           2,980,461
Network development cost                             224,018           ---                    427,676             ---
General and administrative                         1,007,155           654,502              2,125,743           1,029,281
Depreciation and amortization                         24,125            21,122                109,908              36,303
                                                  ----------        ----------            -----------         -----------
Operating loss                                      (574,652)         (760,168)            (1,037,977)         (1,241,343)
Interest expense                                           0             1,757                  1,523              24,869
Interest income                                        4,947            44,084                 26,810              47,370
Minority interest                                          0             5,851                  7,179               5,851
                                                  ----------        ----------            -----------         -----------
Net loss before income taxes                        (569,705)         (711,990)            (1,005,511)         (1,212,991)
Income taxes                                           1,045               204                  1,045               4,204
                                                  ----------        ----------            -----------         -----------
Net loss after income taxes                        ($570,750)        ($712,194)           ($1,006,556)        ($1,217,195)
                                                  ==========        ==========            ===========         ===========

Loss per share - basic                                ($0.22)           ($0.38)                ($0.40)             ($0.70)
                                                  ==========        ==========            ===========         ===========

Weighted average common shares - basic             2,543,610         1,860,767              2,539,020           1,745,016
                                                  ==========        ==========            ===========         ===========

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                               -----------------------------------
                                                                    1998                   1997
                                                               --------------          -----------
                                                                 (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                         ($1,006,556)          ($1,217,195)
Adjustments to reconcile net loss to net
     Cash used in operating activities:
     Minority interest                                                (7,179)               (5,851)
     Depreciation and amortization                                   109,908                36,303
     Provision for bad debt                                        2,169,540               473,144
     Amortization of debt discount                                         0                 2,000
     Recognition of compensatory granting
          non-qualified stock options                                 67,083                 4,271
     Recognition of the granting of common
          stock warrants                                              38,059                     0
     Changes in operating assets and
          liabilities:
          Accounts receivables                                    (4,414,841)             (988,962)
          Advances to officers and other
               current assets                                       (683,460)              (78,556)
          Current tax liability                                            0                35,727
          Deferred taxes                                                   0               (31,523)
          Accounts payable and other current liabilities             956,493               214,973
                                                                 -----------           -----------
Net cash used in operating activities                             (2,770,953)           (1,555,669)

INVESTING ACTIVITIES
Purchase of equipment                                                (61,506)             (168,975)
Acquisition costs                                                   (120,805)                    0
Investment in subsidiaries                                                 0                50,000
                                                                 -----------           -----------
Net cash used in investing activities                               (182,311)             (118,975)

FINANCING ACTIVITIES
Payment of notes                                                    (525,000)                    0
Payment of bridge loan                                                     0            (1,100,000)
Proceeds from sale of preferred stock                              4,532,320                     0
Proceeds from sale of common stock                                     2,909             4,686,060
Proceeds from notes payable                                                0                17,481
                                                                 -----------           -----------
Net cash provided by financing activities                          4,010,229             3,603,541
                                                                 -----------           -----------
Net increase in cash and cash equivalents                          1,056,965             1,928,897
Cash and cash equivalents at beginning
     of period                                                       804,924               298,509
                                                                 -----------           -----------
Cash and cash equivalents at end of period                        $1,861,889            $2,227,406
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

       The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB, as amended. Certain prior period amounts have been reclassified to conform with the current period presentation.

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


NOTE D - AMENDMENT OF SMOKENDERS SHAREHOLDERS' AGREEMENT


       On June 1, 1998, the Company amended certain agreements with its Smokenders subsidiary. On or before September 30, 1998 the Company shall contribute to Smokenders $23,000 as additional capital and $75,000 in return for a secured note bearing interest at 12%, payable on or before September 30, 1999. Additionally, the Company eliminated the $22,000 of promissory notes due from Mr. Mrazek, CEO of Smokenders, as part of the original shareholder agreement. The Company also agreed to grant the managers of Smokenders up to an additional 3,000 shares of Smokenders stock 1,500 of which vested at the grant date and 1,500 of which are subject to time vesting schedules through August 1, 1999. All options are exercisable for 5 year periods, contain anti-dilution provisions, and are not exercisable until January 1, 2000 except under certain circumstances. The exercise of these options will result in the managers having 35% of the outstanding shares of Common Stock and the Company having 65% of the outstanding shares of Common Stock of Smokenders. All shares of Common Stock of Smokenders to be issued pursuant to this agreement are non-public restricted securities exempt from registration requirements of the Securities Act of 1933 as amended. The shareholders of Smokenders have certain put and call options as well as non-mandatory repurchase options and liquidation requirements in the event selling shareholders are not able to obtain buyers for their stock.


NOTE E - ACQUISITIONS


       In January 1998 the Company, through its wholly owned subsidiary Complete Wellness Weight Management ("CWWM"), completed its acquisition of 56 weight management centers from Nutri/Systems, L.P. and a perpetual license to use the Nutri/System brand name for $150,000 and the assumption and assignment of the outstanding obligations of the centers of approximately $380,000. As a result of this acquisition, the Company, through CWWM, has increased its inventories by approximately $650,000 as of June 30, 1998. Such increase is primarily attributable to food, nutritional supplements, and other retail products consistent with the operations of the weight management centers. The Company has included the results of operations of these centers in its accompanying condensed consolidated financial statements from February 1, 1998 (date acquisition was fully consummated) through the end of each subsequent period presented. The Company recognized revenues and income from operations of $5,303,951 and $263,457 respectively, during the six months ended June 30, 1998.


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




NOTE F - DISCONTINUANCE OF CERTAIN LINES OF BUSINESS



        On May 13, 1998, the Company's Board of Directors adopted a plan to divest the operations of Optimum. Under the plan the Company will issue a dividend to the Company's shareholders of record on May 13, 1998 in the form of the Company's common stock in Optimum. Each of the Company's shareholders on the record date will receive shares of Optimum common stock based on their pro rata ownership of the Company's stock. Optimum filed a registration statement with the SEC on July 16, 1998 related to the offering of 1,000,000 shares of its common stock to its shareholders and anticipates raising a maximum of $1,000,000 of additional capital. As of August 10, 1998, OHS is awaiting comments, if any, from the Securities and Exchange Commission (SEC) on the initial registration statement. Upon satisfactory completion of the review of the registration statement by the SEC the filing will become effective and the transaction will be closed.


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

       On June 1, 1998, the Company and Mr. Mrazek, CEO of Smokenders, amended the original agreement. On or before September 30, 1998 the Company shall contribute to Smokenders $23,000 as additional capital and $75,000 in cash in return for a secured note bearing interest at 12%, payable on or before September 30, 1999. Additionally, the Company eliminated the $22,000 promissory notes due from Mr. Mrazek as part of the original shareholder agreement. The Company also agreed to grant the managers of Smokenders up to an additional 3,000 shares of Smokenders stock, 1,500 of which vested at the grant date and 1,500 of which are subject to time vesting schedules through August 1, 1999. All options are exercisable for 5 year periods, contain anti-dilution provisions, and are not exercisable until January 1, 2000, except under certain circumstances. The exercise of these options will result in the managers having 35% of the outstanding shares of Common Stock and the Company having 65% of the outstanding shares of Common Stock of Smokenders. All shares of Common Stock of Smokenders to be issued pursuant to this agreement are non-public restricted securities exempt from registration requirements of the Securities Act of 1933 as amended. In addition, the shareholders of Smokenders have certain put and call options as well as non-mandatory repurchase options and liquidation requirements in the event selling shareholders are not able to obtain buyers for their stock.


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

RESULTS FROM OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

       Revenue. During the three and six months ended June 30, 1998 the Company had revenues of $8,145,557 and $15,474,034 respectively, as compared to $1,842,460 and $2,804,702 for the three and six months ended June 30, 1997. The increase of $6,303,097 for the three month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997, which contributed $3,249,187 of the increase with the remainder made up by new subsidiaries which initiated operations after June 1997. The increase of $12,669,332 for the six month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997, which contributed $7,213,614 of the increase with the remainder made up of new subsidiaries which initiated operations after June 1997.

       Salary and Consulting Costs. During the three and six months ended June 30, 1998 the Company incurred salary and consulting costs of $2,218,061 and $3,739,895 respectively, as compared to $685,074 and $1,101,932 for the three and six months ended June 30, 1997. The increase of $1,532,987 for the three month period and an increase of $2,637,963 for the six month period was due to an increase in costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters and the medical capacity at the clinics, the addition of 57 Integrated Medical Centers after June 1997, the additional employees associated with the new subsidiaries, and the recognition of $85,245 compensation expense in 1998 related to stock grants and stock options.

       Management Fees. During the three and six months ended June 30, 1998 the Company incurred management fees of $2,371,113 and $4,998,003 respectively, as compared to $884,691 and $1,241,765 for the three and six months ended June 30, 1997. These are fees that are paid to the affiliated chiropractors' management companies for managing the day to day operations of the Integrated Medical Centers. The increase of $1,486,442 for the three month period and the increase of $3,756,238 for the six month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997.

       Rent. During the three and six months ended June 30, 1998 the Company incurred rent expenses of $745,140 and $1,253,714 respectively, as compared to $74,084 and $110,735 for the three and six months ended June 30, 1997. Rent consists of amounts incurred for administrative and medical office space and certain equipment leased by the company at the medical clinics. Rent for space and equipment for the medical clinics is paid when the accounts receivable of the medical clinic are collected by the medical clinic. The increase of $671,056 for the three month period and the increase of $1,142,979 for the six month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997, the move to new corporate headquarters and office space for new subsidiaries which initiated operations after June 1997.

       Advertising and Marketing. During the three and six months ended June 30, 1998 the Company incurred advertising and marketing expenses of $396,090 and $605,853 respectively, as compared to $28,672 and $52,885 for the three and six months ended June 30, 1997. The increase of $367,418 for the three month period and the increase of $552,968 for the six month period was attributed to additional national advertising for clinic recruitment and national advertising for the weight loss and smoking cessation subsidiaries.


       Bad Debt Expense. During the three and six months ended June 30, 1998 the Company bad debt expenses of $1,122,304 and $2,169,540 respectively, as compared to $254,483 and $473,144 for the three and six months ended June 30, 1997. The increase of $867,821 for the three month period and the increase of $1,696,396 for the six month period was due to an increase in reserves for accounts receivable attributable to the increase in revenues and continued aging of the Company's accounts receivable of the Integrated Medical Centers. The Company evaluates its consolidated patient accounts receivable, by payer, age of such receivables, nature of services provided, average collection rates across all clinics, and expected ultimate realization of its patient accounts receivable.

\
       Network Development Costs. All network development costs relate to the activities of Optimum Health Services, Inc. Optimum is developing a network of health care providers with the intention of entering into contracts with managed care entities for the provision of medical services. During the three and six months ended June 30, 1998, the Company's Optimum subsidiary experienced network development costs of $224,019 and $427,676 respectively.

       General and Administrative. During the three and six month periods ended June 30, 1998, the Company incurred general and administrative expenses of $1,007,155 and $2,125,743 respectively, as compared to $654,502 and $1,029,281 for the three and six months ended June 30, 1997. The increase of $352,653 for the three month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997 and three new subsidiaries and consists of increases of (i) $58,970 in insurance costs, (ii) $252,171 in legal and accounting costs, (iii) $36,648 in travel and entertainment costs and (iv) $4,864 in various costs such as automobile, telephone, postage and printing and reproduction. The increase of $1,096,462 for the six month period was due primarily to the net addition of 57 Integrated Medical Centers after June 1997 and three new subsidiaries and consists of increases of (i) $559,989 in legal and accounting costs, (ii) $50,493 in travel and entertainment costs, and (iii) $485,980 in various costs such as automotive, telephone, postage, printing and reproduction.

       Depreciation and Amortization. During the three and six months ended June 30, 1998, the Company incurred depreciation and amortization expense of $24,125 and $109,908, respectively, as compared to $21,122 and $36,303 for the three and six months ended June 30, 1997. The increase of $3,003 for the three month period and $73,605 for the six month period resulted from the addition of fixed assets, primarily computer equipment, which tend to have depreciable lives of five years or less, the addition of three new subsidiaries, and the acceleration of depreciation on assets formerly used in CWC, LLC.

       Operating Loss. The consolidated operating loss of the Company decreased from $760,168 and $1,241,343 for the three and six months ended June 30, 1997 to $574,652 and $1,037,977 for the three and six months ended June 30, 1998. The loss, excluding the discontinued operations of Optimum and CBI, would have been $760,168 and $1,241,343 for the three and six months ended June 30, 1997 and $342,082 and $597,926 for the three and six months ended June 30, 1998. The net improvement in operation results relates to the addition of the weight loss subsidiary and the increasing number and improving operating results of the affiliated medical centers.

       Interest Expense. During the three and six months ended June 30, 1998 the Company had interest expense of $0 and $1,523, respectively, as compared to $1,757 and $24,869 for the three and six months ended June 30, 1997. The decrease of $1,757 for the three month period and $23,346 for the six month period resulted from the retirement of the bridge financing loan repaid in February 1997.

       Interest Income. During the three and six months ended June 30, 1998 , the Company had interest income of $4,947 and $26,810, respectively as compared to $44,084 and $47,370 for the three and six month periods ended June 30, 1997. The decrease of $39,137 for the three month period and the decrease of $20,560 for the six month period resulted from a lower amount of invested funds in 1998 as compared to the same period in 1997.

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

Inventory. The Company's inventory has increased from $39,483 to $685,027 during 1998, primarily due to the operations of CWWM.

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

       The Company has committed to fund future working capital requirements of Smokenders and AIIA totaling $98,000 and $25,000, respectively, of which a total of $15,000 has been funded through June 30, 1998 and is reflected in the accompanying condensed consolidated financial statements. In addition, the Company is obligated to pay royalty fees of 5% of total revenues to Oxford
Heath Plan and the $26,000 per annum to the founders of Smokenders as a result of its acquisitions of Smokenders. This obligation is payable in annual installments over a 10 year period.

       The Company has entered into employment agreements with certain key employees which, generally, provide for continued employment though August 31, 2001 at an aggregate annual compensation level of approximately $550,000. In the event the employees subject to such agreements were terminated by the Company for reasons other than "with cause", the employees would receive 6 to 12 months compensation and benefits upon separation. The Company has not obtained key man life insurance for employees subject to employment agreements.

       In addition, the Company has entered into various consulting agreements which, generally, provide form payment of "finders fees" of $1,500 to $4,000 for each chiropractic clinic identified by the consultant and integrated by the Company subject to certain maximum amounts per consultant. Certain consulting agreements also provide for the company to pay royalties ranging from 1% to 10% of gross collections at Integrated Medical Centers identified by the consultant for periods ranging from 5 to 25 years after integration.

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

       The Company has initiated legal action against two Florida doctors for breach of their agreement with the Company. Through its Compliance Program, the Company has initiated legal action to acquire the patient records from four (4) Administrators of Integrated Medical Centers which were operated under contracts that have been terminated for cause.

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


     The Company is in the process of completing its analysis of the Year 2000 ("Y2K") issue. The Company has not completed this analysis or received Y2K certification back from the telephone companies, insurance companies, and the principal bank that it deals with. The Company is currently examining its internal operations and those of its clinics to determine whether any applications are running on old equipment or with DOS or Windows v3.1 operating systems which may be subject to clock problems associated with the Y2K. This could cause the computer and the software running on the computer that depend on the system clock to stop functioning. Some of the Company's clinics are expected to be required to update the computer platforms on which the clinic management information software operates. These clinics will be identified and notices will be prepared to complete the upgrade. The clinic software will be updated and is expected to be through the beta test and ready for rollout prior to December 31, 1998. Negotiations are underway with the clinic software vendor for such rollout.



     The Company's accounting and data base software is being reviewed and is expected to be Y2K compliant. The Company anticipates acquiring a new telephone system which will also be compliant with Y2K requirements. This is key to assure that telephone and voice mail logs are accurately created based on time and date.



     The Company anticipates completing its Y2K analysis before the end of the first quarter of 1999 and expects to receive certification from vendors that the software and hardware used by it is Y2K compliant. At that time, the Company's Board of Directors will be briefed and will be given certification that the Company is Y2K compliant.


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