Form 10QSB/A
period 1998-09-30
COMPLETE WELLNESS CENTERS INC
filed 1999-01-20
CIK 1022828

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

ITEM 1 -- FINANCIAL STATEMENTS





         COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                        1998                1997
                                                                  ---------------    ------------------
                                                                    (UNAUDITED)            (NOTE)
                              ASSETS

Current Assets:
     Cash and cash equivalents                                           $860,330             $804,924
     Patient receivables, net of allowance for doubtful
          accounts of $6,634,571 and $3,825,708                         5,327,290            2,758,841
     Inventory                                                            634,689               39,483
     Prepaid expenses                                                     152,399               42,882
     Other assets                                                         142,073              394,854
     Deposits                                                              80,795              150,000
                                                                   ---------------    -----------------
Total current assets                                                    7,197,576            4,190,984
Furniture and equipment, net                                              604,001              504,215
                                                                   ---------------    -----------------
Total assets                                                           $7,801,577           $4,695,199
                                                                   ===============    =================


         LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                             $2,902,534           $1,156,865
     Accrued management fees                                            3,538,379            3,117,135
     Accrued interest                                                       5,668                8,298
     Advances from affiliates                                                   0              154,976
     Notes payable-current                                                 72,512               45,433
                                                                   ---------------    -----------------
Total current liabilities                                               6,519,093            4,482,707
Convertible note payable                                                        0               25,000
Note payable                                                                    0              500,000
Minority interest                                                               0                7,179
Stockholders' equity/(deficit):
     Common Stock, $.0001665 par value per share,
          10,000,000 shares authorized, 2,365,856 shares and
          1,903,833 shares issued and outstanding respectively                393                  363
     Senior Convertable Preferred Stock, $.01 par value per share,
          8% cumulative, 107,011 shares currently issued and
          outstanding, at carrying value                                4,847,020                    0
     Additional capital-Common Stock                                    5,447,066            5,044,365
     Accumulated deficit                                               (9,011,995)          (5,364,415)
                                                                   ---------------    -----------------
Total stockholders' equity/(deficit)                                    1,282,484             (319,687)
                                                                   ---------------    -----------------
Total liabilities and stockholders' equity/(deficit)                   $7,801,577           $4,695,199
                                                                   ===============    =================

           See notes to condensed consolidated financial statements

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                   ---------------------------------     -----------------------------------
                                                        1998                1997                1998                1997
                                                   ----------------  ---------------     -----------------   ---------------
Revenue:
     Integrated medical clinics                       $4,080,925         $2,418,831         $14,099,241         $5,223,533
     Weight management centers                         1,183,259                  0           6,487,210                  0
     Other income                                        108,791             65,535             260,558             65,535
                                                   ----------------  ---------------     -----------------   ---------------
Total operating revenue                                5,372,975          2,484,366          20,847,009          5,289,068
Direct expenses:
     Salary and consulting costs                         808,572            873,488           4,548,467          1,975,420
     Management fees                                   1,871,605          1,329,597           6,869,608          2,571,362
     Cost of Product Sold                                442,544                  0           1,524,223                  0
     Rent                                                679,878             45,771           1,933,592            156,506
     Advertising and marketing                           223,251             21,314             829,104             74,199
     Bad debt expense                                    839,323            305,782           3,008,863            778,926
                                                   ----------------  ---------------     -----------------   ---------------
Total direct expenses                                  4,865,173          2,575,952          18,713,857          5,556,413
Network development cost                                 178,408                  0             606,084                  0
General and administrative                             2,619,432            682,280           4,745,175          1,711,561
Depreciation and amortization                             38,430             18,203             148,338             54,506
                                                   ----------------  ---------------     -----------------   ---------------
Operating loss                                        (2,328,468)          (792,069)         (3,366,445)        (2,033,412)
Interest expense                                               0              3,366               1,523             28,235
Interest income                                            2,144             35,229              28,954             82,599
Minority interest                                              0             17,961               7,179             23,812
                                                   ----------------  ---------------     -----------------   ---------------
Net loss before income taxes                          (2,326,324)          (742,245)         (3,331,835)        (1,955,236)
Income taxes                                                   0             27,103               1,045             31,307
                                                   ----------------  ---------------     -----------------   ---------------
Net loss after income taxes                          ($2,326,324)         ($769,348)        ($3,332,880)       ($1,986,543)
                                                   ================  ===============     =================   ===============


Loss per share - basic                                    ($0.92)            ($0.50)             ($1.31)            ($1.13)
                                                   ================  ===============     =================   ===============


Weighted average common shares - basic                 2,539,020          1,540,744           2,536,725          1,765,533
                                                   ================  ===============     =================   ===============

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED



                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                 ----------------------------------------
                                                                        1998                  1997
                                                                 ------------------    ------------------
OPERATING ACTIVITIES
Net loss                                                           ($3,332,880)             ($1,986,543)
Adjustments to reconcile net loss to net
     Cash used in operating activities:
     Minority interest                                                  (7,179)                (41,703)
     Depreciation and amortization                                     148,338                   54,506
     Provision for bad debt                                          3,008,863                  778,926
     Amortization of debt discount                                           0                    2,000
     Recognition of compensatory
          common stock grants                                           58,750                        0
     Recognition of compensatory granting
          non-qualified stock options                                   70,488                        0
     Recognition of the granting of common
          stock warrants                                                38,059                   18,964
     Changes in operating assets and
          liabilities:
          Accounts receivables                                      (5,273,312)              (3,338,859)
          Advances to officers and other
               current assets                                         (382,737)                (281,210)
          Current tax liability                                              0                   35,727
          Deferred taxes                                                     0                  (31,523)
          Accounts payable and other current liabilities             2,036,386                2,222,830
                                                                 ---------------       ------------------
Net cash used in operating activities                               (3,739,224)              (2,566,885)
INVESTING ACTIVITIES
Purchase of equipment                                                  (94,819)                (332,223)
Acquisition costs                                                     (120,805)                       0
Investment in subsidiaries                                                   0                        0
                                                                 ---------------       ------------------
Net cash used in investing activities                                 (215,624)                (332,223)
FINANCING ACTIVITIES
Repayment of notes                                                    (525,000)                       0
Repayment of bridge loan                                                     0               (1,100,000)
Proceeds from sale of preferred stock                                4,532,320                        0
Proceeds from sale of common stock                                       2,934                4,668,625
Investment of minority shareholders in CWIPA                                 0                   50,000
Investment in Smokenders                                                     0                  (50,000)
Proceeds from notes payable                                                  0                   25,198
                                                                 ---------------       ------------------
Net cash provided by financing activities                            4,010,254                3,593,823
                                                                 ---------------       ------------------
Net increase in cash and cash equivalents                               55,406                  694,715
Cash and cash equivalents at beginning
     of period                                                         804,924                  298,509
                                                                 ---------------       ------------------
Cash and cash equivalents at end of period                            $860,330                 $993,224
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

RESULTS FROM OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

       Revenue. During the three and nine months ended September 30, 1998 the Company had revenues of $5,372,975 and $20,847,009 respectively, as compared to $2,484,366 and $5,289,068 for the three and nine months ended September 30, 1997. The increase of $2,888,609, or 116.3%, for the three month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997, which contributed $1,662,094 of the increase, the addition of the weight loss subsidiary, which contributed $1,183,258 of the increase and other subsidiaries which contributed $17,038 of the increases. The increase of $15,557,941, or 294.2% for the nine month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997, which contributed $8,875,187 of the increase, the addition of the weight management subsidiary which contributed $6,487,210 of the increase and other subsidiaries which contributed 195,544 of the increase.

       Salary and Consulting Costs. During the three and nine months ended September 30, 1998 the Company incurred salary and consulting costs of $808,572 and $4,548,467 respectively, as compared to $873,488 and $1,975,420 for the three and nine months ended September 30, 1997. The decrease of $64,916 for the three month period was due to decreased utilization of consultants in the period and an increase of $2,573,047 for the nine month period was due to an increase in costs resulting from the hiring of additional employees in the administrative capacity at the corporate headquarters and the medical capacity at the clinics, the addition of 24 Integrated Medical Centers after September 1997, the additional employees associated with the new subsidiaries, primarily the weight management centers, and stock grants totaling 58,750.

       Management Fees. During the three and nine months ended September 30, 1998 the Company incurred management fees of $1,871,605 and $6,869,608 respectively, as compared to $1,329,597 and $2,571,362 for the three and nine months ended September 30, 1997. These are fees that are paid to the affiliated chiropractors' Admincorps for managing the day to day operations of the Integrated Medical Centers. The increase of $542,008 for the three month period and the increase of $4,298,246 for the nine month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997.

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

       Advertising and Marketing. During the three and nine months ended September 30, 1998 the Company incurred advertising and marketing expenses of $223,251 and $829,104 respectively, as compared to $21,314 and $74,199 for the three and nine months ended September 30, 1997. The increase of $201,937 for the three month period and the increase of $754,905 for the nine month period was attributed to additional national advertising for clinic recruitment and national advertising for the weight management and smoking cessation subsidiaries.

       Bad Debt Expense. During the three and nine months ended September 30, 1998 the Company bad debt expenses of $533,541 and $3,008,863 respectively, as compared to $305,782 and $778,926 for the three and nine months ended September 30, 1997. The increase of $227,759 for the three month period and the increase of $2,229,937 for the nine month period was due to the increase in revenue for the periods and continued aging of the Company's accounts receivables.

       Network Development Costs. All network development costs relate to the activities of Optimum Health Services, Inc. OHS is developing a network of health care providers with the intention of entering into contracts with managed care entities for the provision of medical services. During the three and nine months ended September 30, 1998, the Company's OHS subsidiary experienced network development costs of $178,408 and $606,084 respectively.

       General and Administrative. During the three and nine month periods ended September 30, 1998, the Company incurred general and administrative expenses of $2,619,432 and $4,745,175 respectively, as compared to $682,280 and $1,711,561 for the three and nine months ended September 30, 1997. The increase of $1,937,152 for the three month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997 and two new subsidiaries, primarily the weight management centers, and consists of increases of (i) $110,780 in insurance costs, (ii) $176,540 in legal and accounting costs, (iii) $123,810 in travel and entertainment costs and (iv) $1,526,022 in various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs. The increase of $3,033,614 for the nine month period was due primarily to the net addition of 24 Integrated Medical Centers after September 1997 and two new subsidiaries, primarily the weight management centers, and consists of increases of (i) 174,438 in insurance costs, (ii) $732,000 in legal and accounting costs, (iii) $326,432 in travel and entertainment costs, and (iv) $1,800,468 in various other corporate costs such as automotive, telephone, postage, printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

       Depreciation and Amortization. During the three and nine months ended September 30, 1998, the Company incurred depreciation and amortization expense of $38,430 and $148,338, respectively, as compared to $18,203 and $54,506 for the three and nine months ended September 30, 1997. The increase of $20,227 for the three month period and $93,832 for the nine month period resulted from the addition of fixed assets, primarily computer equipment, which tend to have depreciable lives of five years or less, the addition of three new subsidiaries, and the acceleration of depreciation on assets formerly used in CWC, LLC.

       Operating Loss. The consolidated operating loss of the Company increased from $792,069 and $2,033,412 for the three and nine months ended September 30, 1997 to $2,328,468 and $3,300,240 for the three and nine months ended September 30, 1998. The loss, excluding the operations of OHS and CBI, would have been $655,487 and $1,852,579 three and nine months ended September 30, 1997 and $2,127,160 and $2,658,882 for the three and nine months ended September 30, 1998. The net decline in operating results relates mostly to the weight loss subsidiary, which lost $1,142,226 and $878,769 for the three and nine months ended September 30, 1998, the smoking cessation subsidiary, which lost $70,426 and $241,939 for the three and nine months ended September 30, 1998, and unabsorbed corporate overhead of $862,966 and $152,284 for the three and nine months ended September 30, 1998.

       Interest Expense. During the three and nine months ended September 30, 1998 the Company had interest expense of $0 and $1,523, respectively, as compared to $3,366 and $28,235 for the three and nine months ended September 30, 1997. The decrease of $3,366 for the three month period resulted from the retirement of notes repaid and the decrease if $26,712 for the nine month period resulted from the retirement of the bridge financing loan repaid in February 1997.

       Interest Income. During the three and nine months ended September 30, 1998 , the Company had interest income of $2,144 and $28,954, respectively as compared to $35,229 and $82,599 for the three and nine month periods ended September 30, 1997. The decrease of $33,085 for the three month period and the decrease of $53,645 for the nine month period resulted from a lower amount of invested funds in 1998 as compared to the same periods in 1997.

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