Form 10KSB40
period 1998-12-31
COMPLETE WELLNESS CENTERS INC
filed 1999-03-31
CIK 1022828

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-22115
                                ----------------
                         COMPLETE WELLNESS CENTERS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                          52-1910135
   (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER NUMBER)
IDENTIFICATION INCORPORATION OR ORGANIZATION)

              666 11th Street, NW, Suite 200, WASHINGTON, DC 20003 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (202) 639-9700
                           (ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: none

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                   Common Stock, $.0001665 par value per share
                    Redeemable Common Stock Purchase Warrants

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for the year ended December 31, 1998 were $24,161,819.

    The aggregate market value of all of the voting stock held by non-affiliates outstanding at March 23, 1999, was $7,558,747. The amount was computed by reference to the average bid and asked prices of the Common Stock as of March 23, 1999.

    As of March 23, 1999, 2,949,755 shares of Common Stock were outstanding, and 1,036,776 Redeemable Common Stock Purchase Warrants were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Not applicable.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
================================================================================

                         COMPLETE WELLNESS CENTERS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                              10-KSB DECEMBER 1998

TABLE OF CONTENTS

PART I
Item 1    Business
Item 2    Properties
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders

PART II
Item 5    Market for Common Equity and Related Stockholder Matters
Item 6    Management's Discussion and Analysis
Item 7    Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The Company operates through a series of wholly-owned and majority owned subsidiaries as follows:

                         COMPLETE WELLNESS CENTERS, INC.


OPTIMUM HEALTH          COMPLETE WELLNESS MEDICAL          COMPLETE WELLNESS
SERVICE, INC.(3)               CENTERS (1)               SMOKING CESSATION, INC.


         COMPLETE WELLNESS WEIGHT             COMPLETE BILLING,
            MANAGEMENT, INC.(2)                     INC.

            COMPLETE WELLNESS                     COMPLETE WELLNESS
              EDUCATION (4)                     RESEARCH INSTITUTE(4)

1. Represents 84 Integrated Medical Centers of which 28 are wholly owned by the Company and 56 are owned by Medical Doctors who are nominee owners on behalf of the Company.

2. Represents 56 weight management centers which were acquired by CWWM on January 31, 1998. Operations of all these centers ceased by December 31, 1998.

3. Sold to management of Optimum Health Services on November 3, 1998.

4. No operations in 1998.

--------------------------------------------------------------------------------
STATE              INTEGRATED MEDICAL                  WEIGHT MANAGEMENT
                       CLINICS (1)                        CLINICS (2)

Georgia                              3
Florida                             27
North Carolina                      15
Illinois                             3                        2
California                           8
Texas                                3
Oregon                               2
Arizona                              7
Tennessee                            3
South Carolina                       3
Iowa                                 2
Indiana                              4
Ohio                                 3
Missouri                             1                        4
Maryland                                                      3
New Jersey                                                   17
New York                                                     12
Pennsylvania                                                  6
Virginia                                                      6
Washington                                                    6

                                     --                       --
Total                                84                       56
                                     ==                       ==

1. Represents fully Integrated Medical Centers as of December 31, 1998 which were in operation on that date. The Company also operated 5 Integrated Medical Centers in 3 states during 1998 which were closed or otherwise ceased operations prior to December 31, 1998.

2. The Company acquired the weight loss centers on January 31, 1998 and commenced operations thereof on that date. Operations of all these centers ceased by December 31, 1998.


PART I

ITEM 1.  BUSINESS

(a) General Development of Business

      Complete Wellness Centers, Inc. (the "Company" or "CWC") was incorporated under the laws of the State of Delaware in November 1994. The Company completed an initial public offering of Common Stock and Redeemable Common Stock Warrants in February 1997. The Company controls, either through 100% or majority ownership, seven separate independent operating subsidiaries and is the managing member of a limited liability corporation. The Company provides administrative support services to all its subsidiaries including: (1) management services;
(2)legal services; (3) accounting services; (4) purchasing services; and
(5)support services. All of the subsidiaries are focused in the health care industry and each delivers a unique product or service sold to consumers directly or through their subsidiary companies.

      Complete Wellness Medical Centers, Inc. ("CWMC") was incorporated under the laws of the State of Delaware in August 1997. The Company is a 100% owner of CWMC. CWMC develops multi-disciplinary medical centers ("Integrated Medical Centers") and furnishes certain support services to such facilities. The Integrated Medical Centers combine, in one practice, at the same location, traditional health care providers, such as physicians and physical therapists and alternative health care providers, such as chiropractors, acupuncturists and massage therapists. At December 31, 1998 CWMC was managing 84 Integrated Medical Centers in 14 States and had 18 additional agreements with chiropractors to develop and manage 20 Integrated Medical Centers in 4 additional states.

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

      The Company plans to continue to develop Integrated Medical Centers primarily by affiliating with chiropractors and their existing chiropractic practices. Management endeavors to enter into agreements with chiropractors who are located in convenient locations, and who have demonstrated the entrepreneurial skills to build a practice. The Company believes that such chiropractors will consider affiliation with an Integrated Medical Center to be attractive because they may have greater access to managed care contracts in the future through the Company and its network of Integrated Medical Centers, will be relieved of certain administrative burdens, and may have the opportunity to increase their practice income by providing the expanded services that the Integrated Medical Centers provide. An Integrated Medical Center is usually established at the same location as the existing chiropractic practice, although it could be established at a new or separate location. The Company has developed seven Integrated Medical Centers in Arizona that are located inside health clubs.

      The Company's overall strategy is to integrate the services of each of the subsidiaries into the Integrated Medical Centers. During 1998, the Company made available the products and services of the Smokenders program of Complete Wellness Smoking Cessation as well as the weight loss programs of Nutri/System to its Integrated Medical Centers.

      The Company has developed and has implemented a corporate computer network which ties together the major locations of the Company to facilitate data transmission, email, Internet access, Integrated Medical Center communication and access to management information and data. It is expected that all newly acquired subsidiaries and affiliates of the Company will be integrated into the system in 1999.

      Historically, the cost to the Company to develop an Integrated Medical Center has averaged $15,000. This cost has consisted of such things as computer software, legal fees, professional credentialing, training, and administrative starter kit and travel.

      The Company anticipates that its Integrated Medical Centers will expand their services in two phases. The first phase involves the medical treatment of, principally, neuromusculoskeletal conditions and, to a lesser extent, the provision of primary care services and wellness and weight loss programs to patients referred to the Integrated Medical Center by the Affiliated Chiropractor for reasons of medical necessity and in the case of certain Integrated Medical Centers, of any new patients to the facility. This is accomplished by utilizing one of more part-time medical doctors and, depending on the market, other providers such as a physical therapist or massage therapist. The second phase of operations is generally expected to begin after 12 to 24 months of operation, depending on an Integrated Medical Center's financial results. It would involve utilizing one or more medical doctors on a full time basis. Several of the operating Integrated Medical Centers are now in a second phase of expansion.

      The Company intends to facilitate the growth of the Integrated Medical Centers by arranging for the provision of ancillary services, such as medical imaging, rehabilitation, diagnostics, and weight management either by contract with third party providers or by acquisition of other businesses. The Company believes that the ability to offer ancillary services will make the Integrated Medical Centers more attractive to patients, health care practitioners and third party payors. The acquisitions of other providers of certain other services may, however, trigger additional licensing requirements. As of this date the Company has no understandings, commitment, or agreements with respect to any acquisition.

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

      Finally, the leading chiropractors may also be provided buyout opportunities by the Company as an exit strategy. The company believes that its enterprise development model creates additional opportunities for the chiropractic and medical doctors as well as integration candidates for the Company.

      Complete Billing, Inc. ("CBI") was incorporated under the laws of the State of Delaware in May 1997. The Company is the 100% owner of CBI. CBI is a health care billing company, which has provided a full range of billing and collecting services to medical and chiropractic clinics both inside the Company's network and to unaffiliated doctors. CBI contracted with its clients on a fixed fee of collection basis, unless state law dictates otherwise, which ranged from 5% - 8% of collections. CBI had regional locations in Florida, Maryland and New Jersey. At June 30, 1998 CBI had 19 contracts representing 20 clinics in 8 states. On July 7, 1998, the Company committed to a formal plan to exit the operations of CBI. The Company ceased CBI's billing operations on August 15, 1998 and converted all billing performed by CBI back to the respective clients. The Company ceased CBI's collection operations on February 26, 1999 and converted all collection activity performed by CBI back to the respective clients. The company does not expect to incur any further expenses as a result of closing CBI.

      Optimum Health Services, Inc. ("OHS"), formerly known as Complete Wellness Independent Physicians Association ("OHS") was incorporated under the laws of the State of Delaware in May 1997. The Company held an 86.67% interest in OHS, with 13.33% ownership held by the management of OHS. OHS is a health care Management Services Organization (MSO) currently providing services to Health Maintenance Organizations. The management team joined Complete Wellness with the goal of providing a comprehensive wellness model of care. In addition to developing provider networks, OHS delivers support services which include accepting delegated claims, credentialing, utilization management, quality assurance, marketing, and provider relations functions.

      OHS is a multi-disciplinary integrated delivery system. OHS's 1998 focus was in the Florida market where they have contracted with approximately one thousand physicians (less than 20% being Primary Care Physicians). In the state of Florida, OHS has contracted more than two hundred complementary care practitioners in various modalities including but not limited to; acupuncture, chiropractic, nutrition, massage therapy, yoga and tai chi. OHS typically contracts for a percentage of premium or carve-out pricing for alternative care and wellness products. They provide the following wellness package of services under these same arrangements: smoking cessation, weight management, and complimentary care education programs. OHS has the ability to create innovative relationships for all these services or for a subset thereof.

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

      On November 3, 1998, the Company's Board of Directors adopted a formal plan to divest of its 86.67% interest in OHS. Under the plan, the Company converted its investment in OHS totaling approximately $1,000,000 at October 31, 1998, into 266,736 OHS ten-year warrants at an exercise price of $0.01 per share. If the warrants were to be exercised at this time, the Company would own 90.2% of the current and outstanding shares of OHS (71% on a fully diluted basis). However, the warrants can not be exercised prior to one year nor in an amount at any time such that the Company's ownership of OHS's common stock would represent greater than 49% of the total OHS common stock outstanding.

      Complete Wellness Smoking Cessation, Inc. ("Smokenders") was incorporated under the laws of the State of Delaware in July 1997. The Company holds an 88.23% interest in Smokenders, with 11.77% ownership held by management of Smokenders. Smokenders was formerly owned by Oxford Health Plans and was purchased from that company on July 31, 1997. Smokenders markets a patented "Learn to Quit" kit to end users through a national network of trained facilitators. Smokenders' customers include government agencies, corporations, CWMC, OHS and individuals.

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

Smokenders has delivered its services in the following three ways:

1.The Smokenders traditional seminar program consists of seven weekly meetings, each one about an hour in length, in which clients are provided step-by-step instruction from a trained moderator about ways to modify and then eliminate their smoking habit. In weekly assignments, clients learn about the nature of their addiction, the effects of nicotine on their body, and utilize exercises to reinforce the new habit of non-smoking. They engage in group participation, are put into a buddy system with another smoker and are taught ways to cut back on their nicotine intake.

2.The Smokenders' "Train the Trainer" program is designed to be used in very large corporations and government agencies. Under this format, Smokenders trains employees within the large organization to deliver the program themselves. They learn in a day-long training seminar how to motivate smokers to quit and effectively guide smokers through the program.

3.Smokenders also markets a "Learn How To Quit" kit, which includes a set of audio tapes as well as a complementary work-book. This program allows clients to achieve success in the privacy of their own home or workplace.

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

      On November 13, 1998, the Company's Board of Directors voted to sell and/or otherwise divest of the operations of CWWM. The Company does anticipate continuing to offer the Nutri/System weight loss program through its Integrated Medical Centers and Internet web site. CWWM closed all of weight loss centers as of December 31, 1998 and is transitioning its patients to a direct sales program or to a Integrated Medical Center. The estimated costs associated with closing the CWWM clinics is approximately $3,355,000.

(b)Narrative Description of Business

      The Company's operating strategy is to (i) provide consumers the opportunity to obtain, and the convenience of obtaining, under the supervision of a medical doctor, complementary traditional and alternative medical treatments in one location, (ii) facilitate the efficient provision of high quality patient care through the use of credentialing standards and standardized protocols, (iii) establish Integrated Medical Centers in local and regional clusters for purposes of obtaining managed care contracts, (iv) assist in marketing the Integrated Medical Centers regionally and nationally on a coordinated basis and furnish them management, marketing, financing and other advice and support, and (v) achieve operating efficiencies and economies of scale through the implementation of an integrated management information system, the rotation of health care providers among Integrated Medical Centers, increased purchasing power with suppliers, standardized protocols, administrative systems, and procedures.

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

      Establish Networks of Integrated Medical Centers to Obtain Managed Care Contracts. A key component of the Company's operating strategy is to attract both health care practitioners and managed care payors. The Company seeks to attract health care practitioners by, among other things, providing them greater access to managed care contracts than they could attain independently and relieving them of certain administrative responsibilities. The Company intends for its local and regional clusters of Integrated Medical Centers to attract managed care contractors by providing single, integrated points of market entry, thereby enabling managed care payors to more efficiently contract for the provision of health care services for patient populations. The Company credentials its licensed health care practitioners through a credentialing function accredited by the National Committee for Quality Assurance, has drafted new and improved standardized protocols and will develop and implement a utilization management program, for the purpose of attracting and managing its managed care contracts.

      Provide Advice and Assistance. The Company intends to develop and implement advertising and marketing programs for the Integrated Medical Centers primarily at the regional and national levels, utilizing television, radio, and print advertising as well as internal marketing promotions. The name of each Integrated Medical Center includes the words "Complete Wellness Medical Center(SM)." Each Integrated Medical Center displays signage bearing such words, or the words "Complete Wellness Center(SM)." The Company's goal is to achieve "brand name" awareness of the Integrated Medical Centers. There is no assurance, however, that the Company will be able to realize this goal. An individual Integrated Medical Center may also advertise its services locally, and the Company provides advice in that regard upon request. The Company also agrees to furnish the Integrated Medical Centers management services, financing and other advice and support. By doing so, the Company seeks to relieve providers, to a limited extent, from certain burdens of administering and managing a medical practice, achieve operating efficiencies and economies of scale. The Company intends and has organized its Integrated Medical Centers into regional groups or clusters to utilize employees and serve patients more effectively, to leverage management and other resources, to increase purchasing power with suppliers, and to facilitate the development of networks of affiliated physicians, chiropractors, and other health care practitioners.

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

      Various state and federal laws regulate the relationship between providers of health care services and physicians, and, as such, the Company is subject to these laws and regulations. The Company is also subject to laws and regulations relating to business corporations in general. During the year and continuing into 1999, the Company has, through its legal counsel, performed a detailed regulatory review in each state in which the Company has established Integrated Medical Centers. The Company believes its operations are in compliance with applicable laws. Every state imposes licensing requirements on individual physicians and on certain other types of health care providers and facilities. Many states require regulatory approval, including licenses to render care or certificates of need, before establishing certain types of heath care facilities or offering services which entail the acquisition of expensive medical equipment.

      The laws of many states prohibit business corporations from engaging in the practice of medicine, such as through employment arrangements with physicians. These laws vary from state to state and are enforced by the state courts and regulatory authorities with broad discretion. The Company does not employ physicians to practice medicine, does not represent to the public that it offers medical services, and does not control or interfere with the practice of medicine by physicians at the Integrated Medical Centers. The Integrated Medical Centers are formed as general business corporations wholly-owned by the Company in states in which the Company believes general business corporations are permitted to own medical practices. In most states, the Integrated Medical Centers are formed as professional corporations owned by one or more medical doctors licensed to practice medicine under applicable state law.

      The laws of most states prohibit physicians from splitting professional fees. These statutes are sometimes quite broad and as a result prohibit otherwise legitimate business arrangements. Laws in all states regulate the business of insurance and the operation of health maintenance organizations, or HMOs. Many states also regulate the establishment and operation of networks of health care providers. There are a number of federal laws prohibiting certain activities and arrangements relating to services or items reimbursable by federal or state funded health care programs. Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Amendments," prohibit the offer, payment, solicitation or receipt of any form of remuneration either in return for the referral of federal or state health care reimbursement program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services covered by such federal or state health care funded programs.

      Federal law and the laws of many states regulate the sale of franchises. Franchise laws require, among other things, that a disclosure document be prepared and given to prospective franchisees. The Company believes that the Integrated Medical Centers formed as business corporations wholly-owned by the Company are not subject to such laws. Integrated Medical Centers formed as physician-owned professional corporations may be subject to them. If such laws are deemed to apply, the Company would be required to prepare and deliver a disclosure document to the physician that owns the professional corporation, who may be an employee of the Company. Although the Company believes that its form of relationship with Integrated Medical Centers is not the type intended to be covered by such laws, the Company has engaged counsel to advise it in this regard. There can be no assurance that review of the Company's business by regulatory authorities will not result in a determination that could adversely affect the operations of the Company or require structural and organizational modifications of the Company's form of relationship with Integrated Medical Centers that could have an adverse effect on the Company.

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

      The Company's overall strategy is to integrate the services of each of the subsidiaries into the Medical Centers. During 1998, the Company will made available the products and services of the smoking cessation program of Complete Wellness Smoking Cessation as well as the weight loss programs of Nutri/System to its Integrated Medical Centers.

      The Company has developed a corporate technology plan which ties together the various corporate and operations locations of the Company to facilitate data transmission, e-mail, Internet access, Integrated Medical Center communications and access to management information and data.

      As of March 31, 1999 the Company had 18 employees and the operating Integrated Medical Centers had a total of approximately 400 employees. The Company's 17 employees consisted of 15 in finance and administration and 2 in sales and marketing.

ITEM 2.  PROPERTIES

      The Company does not own any property. Effective April 1, 1998, the Company's executive and administrative offices were located in approximately 6,300 square feet of office space in Washington, DC. The Company will pay $10,000 per month rent on a 7 year sublease from Crestar Bank. It also leases approximately 1,395 square feet of office space in West Palm Beach, Florida. The lease term began in March 1998 and expires in February 2000. The current monthly rental rate is $1,950 plus 6% sales tax. Both facilities are in satisfactory condition and are adequate for the Company's use.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and its affiliates are involved in the following legal proceedings:

      Complete Wellness Centers, Inc. is currently directly involved in four legal proceedings. The first matter is an action brought in Sarasota Florida in July 1997 by Jeffrey Friedlander, a medical doctor, against the Company for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March, 1999, and a verdict was entered against the Company in the amount of $141,000, which includes $100,000 in punitive damages. The Company contests the jury finding and has appealed the decision. The Company expects to settle this matter favorably.

      The second matter is a breach of contract action brought by Comprehensive Billing Services, Inc., a medical billing company, against the Company and one of the Integrated Medical Centers in Tampa, Florida, in May 1998 alleging a breach of contract and seeking damages of approximately $14,500. The Company has answered the suit and discovery is currently underway. The Company intends to defend the suit.

      The third matter involves an action initiated by James Renegar, a massage therapist, in Penellas County, Florida in May 1998 against the Company for an unspecified amount of back wages back wages which the therapist alleges is owed him. He has sued the Company and the Integrated Medical Center for the wages, alleging an oral contract with the Company. The Company denies that he was an employee of the Company and is vigorously defending the action.

      The fourth matter involves a suit by the former president, Hiam Zittman, of a Company subsidiary, Complete Wellness Weight Management, Inc. in Federal Court in the Southern District of New York in October 1998, alleging breach of his employment contract against the Company. The employee was terminated for cause in April, 1998, and filed a breach of contract action in federal court in New York, seeking damages under the contract. The Company intends to defend the action and has filed an answer in the matter. Discovery is currently underway.

      In addition to the matters described above, the Company's subsidiaries are involved in the following legal matters:

      Complete Wellness Weight Management, Inc.("CWWM"), a wholly-owned subsidiary of the Company ceased operations in December, 1998. At the time, it vacated the various store locations which it had rented to conduct business. In vacating the premises, CWWM had outstanding lease obligations, which were not guaranteed by the Company. Many of the landlords of those various locations have brought suit against CWWM seeking to recover damages under the leases, for past and future rent and associated charges. The Company has not opposed those collection actions, and several such suits have proceeded to judgment against CWWM. Although no such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company. Likewise, certain other creditors, including vendors to various CWWM facilities, have brought collection actions against CWWM. Once again, although no such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company.

      The Company has a number of ongoing disputes with former employees, vendors and Integrated Medical Center Doctors. The Company believes these disputes are in the normal course of business and in any event are minor. The Company endeavors to settle such disputes in a timely manner.

      In November 1997, various facilities of the Company's operations were searched by federal authorities pursuant to search warrants, and the government removed various computer equipment, records and documents. During 1998, various employees of the Company and certain subsidiaries were served with subpoenas requesting records and documents related to billing and claims coding, clinical relationships and corporate records. The Company believes it may be a target in this investigation. Only one employee has received a target letter stating that the employee is a subject of the investigation. While it is too early to predict the outcome of any of the ongoing investigations of the Company or the initiation of any additional investigations, were CWC to be found in violation of federal or state laws relating to Medicare, Medicaid, CHAMPUS or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare, Medicaid or CHAMPUS programs and similar other reimbursement programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting held on May 26, 1998, the following items were submitted to the security holders:

1. to elect a Board of Directors (6) who shall hold office until the next Annual Meeting or until their successors are duly elected and shall have qualified ("Proposal One");

2. to consider and vote upon a proposal to create a stock option plan containing 50,000 shares of the Company's Common Stock for Outside Directors on the Company's Board of Directors ("Proposal Two");

3. to consider and vote upon a proposal to amend the Company's 1994 Stock Option Plan, 1996 Stock Option Plan and 1996 Restricted Stock Option Plan for Health Care Professionals to add a "change in control" provision and a "cashless exercise" provision ("Proposal Three");

4. to ratify the selection of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 1998 ("Proposal Four");

5. to transact such other business as may properly come before the Meeting or any adjournments thereof.

At a Special Meeting of Shareholders held on August 11, 1998, the following items were submitted to the security holders:

1. approval of the Convertible Preferred Private Placement investment by Wexford Spectrum Investors, LLC and Imprimis Investors, LLC ("Proposal One");

2. approval and authorization of an amendment to the Company's certificate of incorporation increasing the number of shares of Preferred Stock and Common Stock the Company is authorized to issue ("Proposal Two")

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

      The Company's Common Stock and Redeemable Common Stock Purchase Warrants are traded on the Nasdaq SmallCap Market (Nasdaq SCM).

      The following table states the high and low quotation information by quarter for the Company's Common Stock and Common Stock Warrants based on actual trading, as reported on Nasdaq SCM. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

              COMMON STOCK

                                    HIGH     LOW
                                   ------   ------
         1st Quarter, 1998....   $  3.063   $  1.75
         2nd Quarter, 1998....   $  3.625   $  1.50
         3rd Quarter, 1998....   $  3.875   $  2.125
         4th Quarter, 1998....   $  4.875   $  2.625


                WARRANTS

                                    HIGH      LOW
                                   ------    ------
         1st Quarter, 1998....   $  1.75    $  0.75
         2nd Quarter, 1998....   $  2.00    $  0.875
         3rd Quarter, 1998....   $  2.50    $  0.75
         4th Quarter, 1998....   $  3.125   $  1.37

(b) Holders

      As of December 31, 1998, there were 728 holders of record of the Company's Common Stock and approximately 22 holders of record of its Redeemable Common Stock Purchase Warrants.

(c) Dividends

      Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. There has been no declaration of dividends to date, except as required by the Senior Convertible Preferred Stock (See Note 9 - Stockholders Equity), and none is expected in the foreseeable future. The Company anticipates that future earnings will be retained to finance future operations and expansion. The payment of dividends is within the discretion of the Board of Directors of the Company and will depend on the Company's earnings, if any, capital requirements, financial condition, and such other factors as are considered to be relevant by the Board of Directors from time to time.

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

      On May 29, 1998 the Company, by unanimous consent of the Board of Directors, agreed to purchase all of the outstanding units of CWC,LLC. The acquisition was accomplished by approving 77,821 shares of Common Stock (of which as of the end of 1998 had issued 70,912 shares of Common Stock) valued at $200,000, based upon the average closing bid price of the Company's Common Stock for the thirty (30) trading days prior to June 1, 1998. Such shares are subject to SEC Rule 144, but shall have piggyback registration rights. Former and current employees, directors, and immediate relatives of management, owning 37.6% of the LLC's equity received a discount to 26.32% of the $200,000 valuation of the LLC; the remaining investors received the balance of the valuation on a pro rata basis in accordance with their respective investments. The LLC ceased operations at December 31, 1997.

      The Company began pursuing its primary development strategy in early 1996. This strategy involves entering into an agreement with one or more chiropractors and their existing chiropractic practices and the chiropractor's corporation. The chiropractor or existing chiropractic practice leases the office space and equipment utilized by the existing chiropractic practice to the Company. The chiropractor then incorporates the Admincorp, with which task the Company assists, and causes the Admincorp to ratify the agreement. In general, the Admincorp assumes responsibility for the daily management functions of the Integrated Medical Centers. The Company agrees to furnish the Admincorp certain services, such as assistance with advertising, other practice development activities, and medical doctor recruitment, to help the Admincorp perform daily management functions. The Company then forms the Integrated Medical Center and enters into a long-term management agreement with the Integrated Medical Center to provide certain administrative and management services. In addition, the Company subleases the existing chiropractic practice's office space and equipment to the Integrated Medical Center. The Integrated Medical Center employs the Affiliated Chiropractor(s) and one or more medical doctors. Depending on the needs of the patient base, the Integrated Medical Center may also employ one or more other traditional or alternative health care providers.

      The Company charges the Integrated Medical Center management fees for the goods and services it provides the Integrated Medical Center. Such fees are generally based on a periodic determination of the fair market value of such goods and services. The Company also subleases the office space and equipment to the Integrated Medical Center for estimated fair market value. With respect to Integrated Medical Centers that serve patients covered by any federal or state funded health care program and certain other Integrated Medical Centers, the management fees are pre-set for one year for flat dollar amounts that represent the fair market value of the goods and services the Company directly furnishes the Integrated

Medical Center and of the services the Company indirectly furnishes the Integrated Medical Center through its arrangement with the Admincorp. The Admincorp charges the Company a monthly fee equal to the sum of the management fees and lease and rental fees for office space and equipment that the Company charges the Integrated Medical Center, less a specified fixed amount. In general, the Company charges the Admincorp a monthly integration fee that is, depending on various factors, 9% to 20% (if the initial term of the agreement is five years) or 10% to 15% (if the initial term of the agreement is ten years) equal to the sum of (i) the management fee and lease and rental fees for office space and equipment that the Company charges the Integrated Medical Center and
(ii) the Integrated Medical Center's permissible expenses, until the sum reaches $300,000 to $500,000 in any one year, and 10% of the sum for the remainder of that year. With respect to Integrated Medical Centers that serve patients covered by federal or state funded health care programs and certain other Integrated Medical Centers, the integration fees are fixed dollar amounts equal to estimated fair market value of services provided by the Company to the Integrated Medical Centers, subject to a 15% cap. The Company also may charge certain Admincorps an operations fee of $250 per month, subject in certain cases to delayed or contingent effectiveness. Except for the operations fee, however, the fees are simply accrued, and actual payment of them is not required, unless and until, and then only to the extent, that the Integrated Medical Centers collect on their accounts receivable in excess of certain permitted expenses, such as payroll expenses. If the agreement with the Admincorp is terminated, the Admincorp is generally entitled to receive from the Company a severance, generally equal to 80% to 95% of the accounts receivable then due the Company from the Integrated Medical Center, less the balance then due the Company from the Admincorp, subject to the Integrated Medical Center collecting on its accounts receivable. In the case of certain Integrated Medical Centers, however, the Admincorp is entitled to a pro rata portion of the Integrated Medical Center's accounts receivable as of the date of termination, if and when collected.

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

      As of December 31, 1998, the Company was managing 84 Integrated Medical Centers. The Company ceased operating five Integrated Medical Centers and plans to dissolve the related corporations after having terminated its agreement with the Affiliated Chiropractors and Admincorps. The Company anticipates no material adverse financial effect as a result of such termination's.

      The Company integrated many of its existing Integrated Medical Centers within a few weeks after the Affiliated Chiropractors entered into agreements with the Company to develop such Integrated Medical Centers. The Company is now taking up to six months to integrate clinics due, in part to the ongoing federal investigation, limited financial resources and the numerous agreements it has pending with chiropractors to develop Integrated Medical Centers.

      The cost to the Company to develop an Integrated Medical Center not connected with a strategic alliance has averaged $15,000. This cost has consisted of such things as computer software, legal fees, professional credentialing, training, an administrative starter kit and travel.

      The Company has from time to time advanced additional funds to the Integrated Medical Centers to fund working capital requirements. If the Company does make such an advance, the advance will bear interest (the current rate being 10% per annum), will be secured by such collateral as the Company deems appropriate, and will be repayable before the expiration of the initial term of the Company's agreement with the Affiliated Chiropractor and the Admincorp.

      The Company intends to develop no fewer than 45 additional Integrated Medical Centers by December 31, 1999. However, there can be no assurance that the Company will develop the Integrated Medical Centers with respect to which it had agreements with chiropractors as of December 31, 1998, will be able to identify and recruit a sufficient number of additional chiropractors, or that the average cost to the Company to develop Integrated Medical Centers will not be greater than those discussed above.

      The Integrated Medical Centers developed through December 31, 1998 were financed by the issuance of the Company's notes, shares of Common Stock, and shares of Preferred Stock. The Integrated Medical Centers intended to be developed by December 31, 1999 are expected to be financed by internal cash flow of the Company and additional equity financing.

      During May 1997, the Company incorporated three new wholly owned subsidiaries: Complete Wellness Research Institute, Inc., ("CWRI"), Complete Wellness Education, Inc., ("CWEI"), both corporations of the state of Delaware, and Complete Billing, Inc., ("CBI"), a state of Florida corporation. Two of the three companies started operations in May 1997. CWEI has not yet begun operations. CWRI provides clinic research and studies to pharmaceutical, vitamin, natural product and medical device manufactures' within the Company's network of clinics and has had limited operational results in 1997 and no operations in 1998. CWEI, through its consortium of nationally recognized doctors and authors, will provide education and wellness articles and periodicals to national publications and publishers. CWEI had no operations in 1998. CBI is a healthcare billing company, which provides services to medical and chiropractic clinics, both inside the Company's clinic network and to unaffiliated doctors. Included in the Company's December 31, 1998 consolidated financial statements are the results of operations of this company.

      On July 7, 1998, the Company committed to a formal plan to exit the operations of CBI. The Company ceased CBI's billing operations on August 15, 1998 and converted all billing performed by CBI back to the respective clients. The Company ceased CBI's collection operations on February 26, 1999 (see Note 15 Subsequent Events) and converted all collection activity performed by CBI back to employees of the Company. The Company does not expect to incur any further expenses as a result of closing CBI.

      Also, during May 1997 the Company entered into an agreement to become the majority shareholder of a new company, Complete Wellness Independent Physicians Association, Inc. ("OHS"), a Delaware corporation now named Optimum Health Services, Inc. ("OHS"). The Company holds an 86.67% stake in OHS, with 13.33% ownership held by the management of OHS. OHS plans to build a network of primary, specialty, hospital and ancillary healthcare providers, including the Company's network of clinics, to attract managed care contracts, Medicare, Medicaid and federal and state government contracts and self funded corporation contracts. OHS began developing its provider network in June 1997. OHS has entered into contracts to provide access to its network in early 1998.

      On November 3, 1998, the Company's Board of Directors adopted a formal plan to divest of its 86.67% interest in OHS. Under the plan, the Company will convert its investment in OHS, totaling approximately $1,000,000 at November 30, 1998, into 266,736 OHS ten-year warrants at an exercise price of $0.01 per share. However, the warrants can not be exercised prior to one year nor in an amount at any time such that the Company's ownership of OHS's common stock would represent greater than 49% of the total OHS common stock outstanding. The current value recorded by the Company in relation to the 266,736 OHS warrants is zero.

      During July 1997, a subsidiary of the Company acquired all of the operating assets and business of Oxford Health Plan's Smokenders program for $50,000. The subsidiary, Complete Wellness Smoking Cessation, Inc., ("Smokenders") also agreed to pay Oxford Health Plan a royalty of 5% on gross revenues for a 10 year period and a minimum of $26,000 per annum in royalties to the founders of Smokenders as a result of the acquisition. In forming Smokenders, the Company contributed $50,000 cash and a commitment to provide working capital as needed in an amount not to exceed $198,000 in return for 88.23% of the Common Stock. Robert J. Mrazek, the CEO of Smokenders and a director of the Company is to contribute $22,000 in promissory notes in return for 11.77% of the common stock. The promissory notes from Mr. Mrazek will accrue interest at 8%. Unpaid interest and principle on the promissory notes will be payable no later than September 30, 2000. Smokenders plans to market its smoking cessation behavioral modification program to corporations, federal and state government agencies and individuals as well as seek strategic alliances with pharmaceutical companies to develop an adjunct product for nicotine replacement therapies. Additionally, the Smokenders program was offered in the Company's Integrated Medical Centers in 1998.

      In January, 1998, the Company acquired 56 weight loss centers from Nutri/System, L.P. for the $150,000 and the assumption and assignment of the outstanding lease obligations and certain other liabilities of the centers of approximately $700,000. On November 13, 1998, the Company's Board of Directors voted to sell and/or otherwise exit the operations of Complete Wellness Weight Management, Inc., ("CWWM"), the company established to acquire the weight loss centers, which is a wholly owned subsidiary of the Company. The Company does anticipate continuing to offer the Nutri/System weight loss program through its Integrated Medical Centers and Internet web site.
CWWM commenced operations on February 1, 1998 and realized losses from operations of approximately $5,974,000 on revenues of approximately $6,573,000 for the period ended December 31, 1998. The estimated costs to divest of the CWWM clinics is estimated to be approximately $3,355,000.

      In July 1998, the Company purchased Accident and Industrial Injury Associates ("AIIA"), a chiropractic preferred provider network of approximately 2,700 providers located throughout the United States in exchange for warrants to purchase 20,000 shares of its common stock for $3.31 per share which expire in 5 years and contain certain piggyback registration rights. The Company subsequently found that the acquisition was misrepresented and terminated the Purchase Agreement.

Results of Operations

Twelve months ended December 31, 1998 compared to twelve months ended December 31, 1997:

      Revenue. During the twelve months ended December 31, 1998 and December 31, 1997, the Company had total revenue of $24,161,819 and $9,010,414, respectively. The increase of $15,151,405 was due primarily to the improved revenues from the Company's Integrated Medical Centers in the amount of $8,285,616 and the addition of the Company's weight management subsidiary in 1998, which contributed $6,573,931 to the increase. The remaining increase of $291,858 was attributable to the Company's other smaller subsidiaries.

      Salary and Consulting Costs. During the twelve months ended December 31, 1998 and December 31, 1997, the Company incurred salary and consulting costs of $7,066,208 and $2,886,184, respectively. The increase of $4,180,024 was due to an increase of $174,335 in costs resulting from the hiring of additional employees at the corporate headquarters, an increase of $950,028 resulting from the hiring of new employees at the Integrated Medical Centers, an increase of $2,358,159 resulting from the addition of the Company's weight management subsidiary in 1998, an increase of $645,652 in compensation expense resulting from the grant of stock options and warrants to purchase Common Stock, the fair market value of which exceeded their exercise price, and an increase of $51,850 resulting from consulting fees in connection with the development of corporate infrastructure and the operation of Integrated Medical Centers.

      Management Fees. During the twelve months ended December 31, 1998 and December 31, 1997, the Company incurred management fees of $8,641,067 and $3,850,112, respectively. These are fees that are paid to the Affiliated Chiropractors' management companies for managing the day-to-day operations of the Integrated Medical Centers. The fees are paid when the accounts receivable of the Integrated Medical Centers are collected by the Integrated Medical Centers. The increase of $4,790,955 was due primarily to the improved revenues from the Company's Integrated Medical Centers in 1998.

      Rent. During the twelve months ended December 31, 1998 and December 31, 1997, the Company incurred rent expenses of $5,140,929 and $131,292, respectively. Rent consists of amounts paid for the Integrated Medical Center space, weight loss clinic space, administrative office space and certain equipment by the Company and its subsidiaries. Rent for space and equipment for the Integrated Medical Centers is paid when the accounts receivable of the Integrated Medical Centers are collected by the Integrated Medical Centers. The increase of $5,009,637 was due primarily to the weight management subsidiary in 1998.

      Advertising and Marketing. During the twelve months ended December 31, 1998 and December 31, 1997, the Company incurred advertising and marketing expenses of $963,918 and $76,774, respectively. The increase of $887,144 was attributable primarily to the addition of the Company's weight management subsidiary in 1998 and additional advertising for marketing and recruitment purposes over the amounts expended in 1997.

      Bad Debt Expense. During the twelve months ended December 31, 1998 and December 31, 1997, the Company incurred bad debt expense of $2,656,597 and $3,232,111, respectively. The decrease of $575,514 was due primarily to improved collections at the Integrated Medical Centers.

      Network Development Costs. All network development costs relate to the activities of Optimum Health Services, Inc. OHS was developing a network of health care providers with the intention of entering into contracts with managed care entities for the provision of medical services. During the twelve months ended December 31, 1998 and December 31, 1997 the Company incurred network development cost of $701,443 and $317,682 respectively.

      General and Administrative. During the twelve months ended December 31, 1998 and December 31, 1997, the Company incurred general and administrative expenses of $6,066,240 and $2,700,987, respectively. The increase of $3,365,253 was attributable to the addition of the Company's weight management subsidiary in 1998 and consists of an increase of (i) $1,065,439 in accounting and legal costs, (ii) $2,299,814 in various overhead costs, which include insurance, travel, telephone, bank services, and commissions

      Depreciation and Amortization. During the twelve months ended December 31, 1998 and December 31, 1997, the Company incurred depreciation and amortization expense of $209,882 and $86,969, respectively. The increase of $122,913 resulted from the addition of fixed assets, primarily computer software and equipment, which tend to have depreciable lives of five years or less and the acceleration of depreciation for assets no longer in use.

      Interest Income. During the twelve months ended December 31, 1998 and December 31, 1997, the Company had interest income of $62,616 and $87,498, respectively. The decrease of $24,882 resulted from the reduction of funds available for investment.

      Interest Expense. During the twelve months ended December 31, 1998, and December 31, 1997, the Company had interest expenses of $2,771 and $31,041, respectively. The decrease of $28,270 resulted from the retirement of the 1996 bridge financing loan repaid in February 1997, which accounted for approximately all the 1997 interest expense.

      During 1996, the losses incurred by the consolidated CWC, LLC allocable to the minority interest owners of the CWC, LLC, eliminated all net equity of the minority interest owners. Accordingly, the Company has reflected 100% of the operations of the CWC, LLC in its results of operations in 1997 and 1998, without allocation to the minority interest owners. In addition, the Company's investments in Complete Wellness Smoking Cessation, Inc. represents 100% of the equity funding of that entity. The Company has reflected 100% of the operations, assets, and liabilities of the Smokenders subsidiary due to the lack of minority interest investment into the Company. The Company's investment in Optimum Health Services, Inc. was made in conjunction with an investment by the minority interest owners of $50,000. The Company has included the effects of an allocation of approximately $42,000 of the net losses incurred by Optimum Health Services, Inc. for the year ended December 31, 1997 based on the minority interest owners investment in and percentage ownership of Optimum Health Services, Inc. During 1998 the Company allocated approximately $8,000 of the net losses incurred by Optimum Health Services, Inc. to the minority interest owners investment in and percentage ownership of Optimum Health Services, Inc. Accordingly, the Company has reflected the balance of the results operations of Optimum Health Services, Inc. in its results of operations in 1998, without further allocation to the minority interest owners.

      The Company has evaluated its tax position as of December 31, 1998 and its expected tax position for the next three to five years and determined that, based on assumptions and estimates utilized in its evaluation, it is more likely than not that the Company will not be able to realize the economic benefits of net operating losses incurred and certain other deferred items. Accordingly, the Company has recorded a valuation allowance representing 100% of the net deferred tax assets and has recognized a net tax provision of zero.

Liquidity and Capital Resources

      The Company has experienced net losses, negative cash flow, a deficit in working capital, and an accumulated deficit each month since its inception. For the years ended December 31, 1998 and December 31, 1997 the Company had incurred a net losses of $(9,668,018) and $(4,176,433), respectively. At December 31, 1998, the Company had a working capital deficit of $(4,389,437), and an accumulated deficit of $(15,516,733). Net cash used in operations for the years ended December 31, 1998 and December 31, 1997 was $(4,616,757) and $(3,270,204),
respectively. Negative cash flow for each period was attributable primarily to net losses in each of the periods and increases in accounts receivable net of accounts payable and other current liabilities. For the years ended December 31, 1998 and December 31, 1997, the Company used $99,631 and $370,680, respectively, for purchases of equipment.

      The Company has financed certain start-up operations through the sale of minority interest in those operations. In 1995 and 1996, approximately $665,000 was raised through a private placement of CWC, LLC Class A units. In 1997, approximately $50,000 was raised through the sale of common stock to management of OHS.

      In August 1996, the Company completed the Bridge Financing pursuant to which it issued (i) an aggregate of $1.1 million principal amount of secured promissory notes (the "Bridge Notes") that bore interest at the rate of 12% per annum, were payable upon the earlier of the closing of the IPO or June 30, 1997, and were secured by substantially all of the Company's assets and (ii) warrants entitling the holders to purchase that number of shares of Common Stock determined by dividing the principal amount of the Bridge Notes by the price per share of Common Stock offered in the IPO (the "Bridge Warrants"). The Company agreed that the Bridge Warrants and the shares of Common Stock issuable upon exercise of the Bridge Warrants would be included in the registration statement for the IPO. A total of 183,333 shares of Common Stock were issuable upon exercise of the Bridge Warrants at an exercise price of $.003 per share. Proceeds of the Bridge Financing were used for the development of additional Integrated Medical Centers, working capital, and general corporate purposes. The Company also issued a warrant to purchase 3,333 shares of Common Stock to a broker-dealer who acted as a placement agent for a portion of the Bridge Financing. The fair value of the Bridge Warrants and broker/dealer warrants, $5,920, was recognized as a discount on the Bridge Notes of which $3,920 was amortized through December 31, 1996, and the balance of $2,000 in 1997.

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

      On December 23, 1997, the Company completed a Bridge Financing of $500,000. This temporary financing was used in the lease payment for the acquisition of assets for Complete Wellness Weight Management, Inc. On January 23, 1998, the $500,000 Bridge Loan was converted to Preferred Stock (See Note 9
- Stockholders Equity). Interest expense on this loan was $1,315 in 1997 and $4,313 in 1998.

      The Company intends to develop no fewer than 45 Integrated Medical Centers (including the 16 for which it had agreements with chiropractors as of December 31, 1998) during 1999. The average cost to the Company to develop an Integrated Medical Center not connected with a strategic alliance is approximately $15,000. There can be no assurance, however, that the Company will develop the Integrated

Medical Centers with respect to which it had agreements with chiropractors as of December 31, 1998, will be able to identify and recruit a sufficient number of additional chiropractors, or that the average costs to the Company to develop Integrated Medical Centers will not be greater than those mentioned above.

      The Company committed to fund future working capital requirements of Smokenders totaling approximately $98,000, of which all amounts have been funded through December 31, 1998. In addition, Complete Wellness Smoking Cessation, Inc. is obligated to pay a royalty fee of 5% of total revenues to Oxford Health Plan and $26,000 per annum to the founders of Smokenders as a result of its acquisition of Smokenders. This obligation is payable in annual installments over a 10 year period.

      The Company has entered into employment agreements with certain key employees which, generally, provide for continued employment through various dates in 2000 at an aggregate annual compensation level of approximately $550,000 (see Note 15 - Subsequent Events). In the event the employees subject to such agreements were terminated by the Company for reasons other than "with cause", the employees would receive 6 to 12 months compensation and benefits upon separation. The Company has not obtained key man life insurance for employees subject to employment agreements.

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

      The Company or its subsidiaries currently have the following legal proceedings in various stages of litigation:

      Complete Wellness Centers, Inc. is currently directly involved in four legal proceedings. The first matter is an action brought by a medical doctor against the Company for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March, 1999, and a verdict was entered against the Company in the amount of $141,000, which includes $100,000 in punitive damages. The Company contests the jury finding and has appealed the decision. The Company expects to settle this matter favorably.

      The second matter is a breach of contract action brought by a medical billing company against the Company and one of the Integrated Medical Centers in Florida, alleging a breach of contract and seeking damages of approximately $14,500. The Company has answered the suit and discovery is currently underway. The Company intends to defend the suit.

      The third matter involves an action initiated by a massage therapist against the Company for an unspecified amount of back wages back wages which the therapist alleges is owed him. He has sued the Company and the Integrated Medical Center for the wages, alleging an oral contract with the Company. The Company denies that he was an employee of the Company and is vigorously defending the action.

      The fourth matter involves a suit by the former president of a Company subsidiary, Complete Wellness Weight management, Inc., alleging breach of his employment contract against the Company. The employee was terminated for cause in April, 1998, and filed a breach of contract action in federal court in New York, seeking damages under the contract. The Company intends to defend the action and has filed an answer in the matter. Discovery is currently underway.

      In addition to the matters described above, the Company's subsidiaries are involved in the following legal matters:

      Complete Wellness Weight Management, Inc. ("CWWM"), a wholly-owned subsidiary of the Company ceased operations in December, 1998. At the time, it vacated the various store locations which it had rented to conduct business. In vacating the premises, CWWM had outstanding lease obligations, which were not guaranteed by the Company. Many of the landlords of those various locations have brought suit against CWWM seeking to recover damages under the leases, for past and future rent and associated charges. The Company has not opposed those collection actions, and several such suits have proceeded to judgment against CWWM. Although no such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company. Likewise, certain other creditors, including vendors to various CWWM facilities, have brought collection actions against CWWM. Once again, although no such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company.

      The Company has a number of ongoing disputes with former employees, vendors and Integrated Medical Center Doctors. The Company believes these disputes are in the normal course of business and in any event are minor. The Company endeavors to settle such disputes in a timely manner.

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

Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's operational equipment or internal computer software that have time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Similar failures in the Company's medical clinics could result in an impairment of revenue recognition due to significant future obligations, impairment of future services provided by the Company's subsidiaries, or potential other liability.

      The Company has been and is continuing to assess the implications on its operations of the Year 2000 issue. At December 31, 1998, the process of evaluation the Company's services, products and internal systems was underway and is expected to be completed by June 30, 1999. At this time, the Company is satisfied that all of its major vendors have or are in the process of verifying to the Company their Year 2000 compliance. The Company's internal systems have been updated, where appropriate to accommodate Year 2000 compliance. Any actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not is not expected to be material.

Net Operating Losses

      At December 31, 1998, the Company and its wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $3,030,000, which expire between 2010 and 2011. The Company files a consolidated federal tax return with its wholly owned subsidiaries. CWC, LLC is not included in this tax return. CWC, LLC is treated as a partnership for tax purposes and its gains and losses are reflected at each member's level. Further, CWC, LLC does not file a consolidated tax return with its subsidiaries. Accordingly, the use of substantially all of the combined net operating loss carryforwards will be limited to use to offset future taxable income of each separate subsidiary in proportion to its share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's Preferred Stock financing and other equity offerings. A valuation allowance of approximately $4,546,000 has been established at December 31, 1998 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses. Utilization of the net operating loss carryforwards may be significantly limited, based on changes in the Company's ownership.

Seasonality

      The Company believes that the patient volumes at its Integrated Medical Centers are not significantly affected by Seasonality. However, the weight loss subsidiary, acquired January 31, 1998, experienced significant decreases in patient volumes of up to 50% during the summer months of June through September.

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company will adopt SFAS No. 133 in the year ending December 31, 1999.

ITEM 7.  FINANCIAL STATEMENTS

PAGE NO.

Report of Independent Auditors..................................................

Consolidated Balance Sheets as of December 31, 1997 and 1998....................

Consolidated Statements of Operations for the Years Ended
December 31, 1997 and 1998......................................................

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December 31, 1997 and 1998..................................

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997 and 1998......................................................

Notes to Consolidated Financial Statements......................................

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Complete Wellness Centers, Inc.

      We have audited the accompanying consolidated balance sheet of Complete Wellness Centers, Inc. (the "Company"), as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Complete Wellness Centers, Inc. at December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/  Amper, Politziner & Mattia P.A.

Edison, NJ
March 31, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Complete Wellness Centers, Inc.

      We have audited the accompanying consolidated balance sheet of Complete Wellness Centers, Inc. (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Complete Wellness Centers, Inc. at December 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                   /s/  Ernst and Young, LLP

Washington, DC
March 31, 1998

                         COMPLETE WELLNESS CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 YEAR ENDED       YEAR ENDED
                                                                                                DECEMBER 31,     DECEMBER 31,
                                                                                                   1997             1998
                                                                                               -------------    -------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                                      $804,924         $444,963
     Patient receivables, net of allowance for doubtful
          accounts of $3,825,708 and $6,255,238                                                    2,758,841        5,766,369
     Inventory                                                                                        39,483           53,405
     Prepaid expenses                                                                                 42,882            9,661
     Other assets                                                                                    394,854           49,774
                                                                                               -------------    -------------
Total current assets                                                                               4,040,984        6,324,172
Furniture and equipment, net                                                                         504,215          369,583
Deposits                                                                                             150,000           31,983
                                                                                               -------------    -------------
Total assets                                                                                      $4,695,199       $6,725,738
                                                                                               =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                                        $1,156,865       $6,693,321
     Accrued management fees                                                                       3,117,135        4,020,288
     Accrued interest                                                                                  8,298                0
     Advances from affiliates                                                                        154,976                0
     Notes payable - current                                                                          45,433                0
                                                                                               -------------    -------------
Total current liabilities                                                                          4,482,707       10,713,609
Convertible note payable                                                                              25,000                0
Notes payable                                                                                        500,000          392,000
Minority interest                                                                                      7,179                0
Stockholders' equity/(deficit):
     Common Stock, $.0001665 par value per share,
          10,000,000 shares authorized, 2,183,598 shares and 2,457,968 shares issued and outstanding at December
          31, 1997 and 1998 respectively                                                                 363              409
     Senior Convertible Preferred Stock, $.01 par value per share,
          8% cumulative, 109,686 shares currently issued and
          outstanding                                                                                      0        5,016,620
     Additional capital                                                                            5,044,365        6,119,833
     Accumulated deficit                                                                         (5,364,415)     (15,516,733)
                                                                                               -------------    -------------
Total stockholders' equity/(deficit)                                                               (319,687)      (4,379,871)
                                                                                               -------------    -------------
Total liabilities and stockholders' deficit                                                       $4,695,199       $6,725,738
                                                                                               =============    =============

                             See accompanying notes.

                         COMPLETE WELLNESS CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED       YEAR ENDED
                                                DECEMBER 31,     DECEMBER 31,
                                                   1997             1998
                                               -------------    -------------

Operating revenue:
     Patient revenue                              $8,846,772      $17,132,388
     Weight management centers                             0        6,573,931
     Other income                                    163,642          455,500
                                               -------------    -------------
Total operating revenue                            9,010,414       24,161,819
Direct expenses:
     Salary and consulting costs                   2,886,184        7,066,208
     Management fees                               3,850,112        8,641,067
     Cost of revenues                                  3,540        2,450,577
     Rent                                            131,292        5,140,929
     Advertising and marketing                        76,774          963,918
     Bad debt expense                              3,232,111        2,656,597
                                               -------------    -------------
Total direct expenses                             10,180,013       26,919,296
Network development cost                             317,682          701,443
General and administrative                         2,700,987        6,066,240
Depreciation and amortization                         86,969          209,882
                                               -------------    -------------
Operating loss                                    (4,275,237)      (9,735,042)
Interest expense                                     (31,041)          (2,771)
Interest income                                       87,498           62,616
Minority interest                                     42,347            7,179
                                               -------------    -------------
Net loss before income taxes                      (4,176,433)      (9,668,018)
Income taxes                                               0                0
                                               -------------    -------------
Net loss after income taxes                      ($4,176,433)     ($9,668,018)
                                               =============    =============

Loss per share - basic and diluted                    ($1.98)          ($4.41)

Weighted average common shares - basic
  and diluted                                      2,113,096        2,301,332


                                    See accompanying notes.

          COMPLETE WELNESS CENTERS, INC.

  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY/(DEFICIT)


                                                PREFERRED STOCK           COMMON STOCK
                                                ---------------           ------------      ADDITIONAL    ACCUMULATED
                                              SHARES       AMOUNT       SHARES   AMOUNT      CAPITAL       DEFICIT         TOTAL
                                              ------       ------       ------   ------      -------       -------         -----
Balance at December 31, 1996                   1,350          $14      714,967    $119      $156,027    ($1,187,982)   ($1,031,822)
   Issuance of common stock                        0            0    1,000,000     167     4,687,205               0      4,687,372
   Conversion of preferred stock to common   (1,350)         (14)      145,800      24          (10)               0              0
   Exercise of stock options for shares of
      Complete Wellness Centers, Inc.
      common stock                                 0            0      146,498      24         4,371               0          4,395
   Exercise of common stock warrants of
      Complete Wellness Centers, Inc.
      common stock                                 0            0      176,333      29         5,261               0          5,290
   Recognition of the granting of below
      market common stock                          0            0            0       0         4,511               0          4,511
   Recognition of the granting of below
      market common stock warrants                 0            0            0       0       187,000               0        187,000
   Net loss                                        0            0            0       0             0     (4,176,433)    (4,176,433)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1997                       0           $0    2,183,598    $363    $5,044,365    ($5,364,415)     ($319,687)
   Issuance of common stock                        0            0       70,912      13       199,987               0        200,000
   Issuance of redeemable preferred stock    100,000    4,532,320            0       0             0               0      4,532,320
   Exercise of stock options for shares of
      Complete Wellness Centers, Inc.
      common stock                                 0            0       68,792      11         2,379               0          2,390
   Exercise of common stock warrants of
      Complete Wellness Centers, Inc.
      common stock                                 0            0       16,666       2            48               0             50
   Exercise of representative warrants to
      purchase Complete Wellness Centers,
      Inc. warrants                                0            0            0       0         1,563               0          1,563

   Issued 100,000 shares of common stock,          0            0      100,000      17       374,983               0        375,000
   Issued 8,000 shares of common stock,            0            0        8,000       1        19,999               0         20,000
   Issued 10,000 shares of common stock,           0            0       10,000       2        38,748               0         38,750
   Recognition of the granting of below
      market common stock options                  0            0            0       0        80,633               0         80,633
   Recognition of the granting of below
      market common stock warrants                 0            0            0       0       357,128               0        357,128
   Dividends recorded on redeemable
      preferred stock                          9,686      484,300            0       0             0       (484,300)              0
   Net loss                                        0            0            0       0             0     (9,668,018)    (9,668,018)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1998                 109,686   $5,016,620    2,457,968    $409    $6,119,833   ($15,516,733)   ($4,379,871)
                                             ======================================================================================


                 See accompanying notes.

                                COMPLETE WELLNESS CENTERS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEAR ENDED       YEAR ENDED
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                        1997             1998
                                                                    -------------    -------------
OPERATING ACTIVITIES
Net loss                                                             ($4,176,433)     ($9,668,018)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Minority interest                                                   (42,347)          (7,179)
     Depreciation and amortization                                         89,245          216,197
     Provision for bad debt                                             3,232,111        2,656,597
     Provision for loss on long lived assets                                    0           18,066
     Amortization of debt discount                                          2,000                0
     Recognition of compensatory granting
          non-qualified stock options                                       4,511                0
     Recognition of the issuance of common
          stock warrants and options                                      187,000          873,074
     Issuance of stock for LLC units                                            0          200,000
     Changes in operating assets and liabilities:
          Accounts receivable                                         (5,450,508)      (5,664,125)
          Advances to officers and other
               current assets                                           (399,964)          327,420
          Deferred taxes                                                  (8,241)                0
          Accounts payable and other current liabilities                3,292,422        6,431,211
                                                                    -------------    -------------
Net cash used in operating activities                                 (3,270,204)      (4,616,757)
INVESTING ACTIVITIES
Investment in Complete Wellness Weight Management                       (150,000)                0
Purchase of equipment                                                   (370,680)         (99,631)
Investment in Smokenders                                                 (50,000)                0
                                                                    -------------    -------------
Net cash used in investing activities                                   (570,680)         (99,631)
FINANCING ACTIVITIES
Proceeds from bridge notes and warrants                                   500,000                0
Repayment of notes                                                              0        (178,333)
Payment of bridge loan                                                (1,100,000)                0
Stock issuance costs incurred                                                   0        (467,680)
Proceeds from sale of preferred stock                                           0        5,000,000
Proceeds from sale of common stock                                      4,687,205                0
Proceeds from notes payable                                               200,409                0
Investment of minority stockholders in CWIPA                               50,000                0
Exercise of warrants                                                        5,290               50
Exercise of stock options                                                   4,395            2,390
                                                                    -------------    -------------
Net cash provided by financing activities                               4,347,299        4,356,427
                                                                    -------------    -------------
Net increase in cash and cash equivalents                                 506,415        (359,961)
Cash and cash equivalents at beginning
     of year                                                              298,509          804,924
                                                                    -------------    -------------
Cash and cash equivalents at end of year                                 $804,924         $444,963
                                                                    =============    =============

                             See accompanying notes.

                                    COMPLETE WELLNESS CENTERS, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                YEARS ENDED DECEMBER 31, 1997 AND 1998

1.    LIQUIDITY

      The consolidated financial statements of Complete Wellness Centers, Inc., (the "Company") have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 1998, the Company had recurring loss from operations of $9,668,018, negative working capital of $4,389,437 and a net capital deficiency of $4,379,871.

      It is the Company's intention to seek additional equity funding through a best efforts private placement, which is currently underway, and to seek a firm underwriting commitment for a secondary offering in the second half of 1999. The Company believes that through continued cost cutting efforts currently underway and its fund raising efforts as described above that sufficient working capital will be available for the operations of the Company for the next twelve months.

2.    ORGANIZATION AND PRESENTATION

      The Company was incorporated in Delaware in November 1994. The Company develops and operates integrated medical delivery systems with a goal of providing consumers with a comprehensive integrated wellness model of care. The current primary operations are integrated medical centers. The Company also operates a smoking cessation program and previously operated a medical billing company and a weight loss program, and is developing an integrated delivery network through out the United States.

Integrated Medical Center Model

      The Company's integrated medical centers are generally developed and operate under agreements whereby the Company will open new Integrated Medical Centers in the same location as chiropractors' existing chiropractic practices (the "Affiliated Practices"). The Integrated Medical Centers will employ a physician (the "MD") on a salaried basis to supervise the provision of health care services. Where permitted by state law, the Integrated Medical Centers will be wholly owned by the Company. In other jurisdictions, the Integrated Medical Centers will be wholly owned by a nominee MD and managed by the Company. The chiropractor will continue to operate his or her existing Affiliated Practice separately from the Integrated Medical Center. The Company will not acquire the Affiliated Practice, its patient base, or its tangible assets. In addition, no consideration will be paid to the chiropractor at inception of the arrangements. As of December 31, 1998 the Company had integrated 84 centers.

3.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements reflect the accounts of Complete Wellness Centers, Inc., which includes 28 wholly owned subsidiaries, and 56 managed Integrated Medical Centers, CWC, LLC, Complete Wellness Weight Management ("CWWM"), Complete Wellness Research Institute, Complete

Wellness Education, Inc., Complete Billing Inc., and its majority owned subsidiaries, Complete Wellness Smoking Cessation, Inc. (88.23%), and Optimum Health Services (86.67%). Complete Wellness Weight Management ceased operations in December 1998, Optimum Health Services ("OHS") was sold to the management of OHS in November 1998 and Complete Billing ceased operations in August 1998. Operational activities through these dates are consolidated in the Company's applicable financial statements. Significant inter-company transactions have been eliminated. The financial statements of the integrated medical centers that are controlled but not directly owned by the Company are consolidated in the Company's financial statements in accordance with the FASB's Emerging Issues Task Force consensus 97-2 "Application of APB Opinion No, 16 and FASB Statement No. 94 to Medical Entities." The Company has recorded the net equity of any individuals holding a minority percentage as minority interest, if their original investments (basis) has not been previously eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas, requiring the use of management estimates, relate to allowance for uncollectible patient accounts receivable and accrued lease obligations. Actual results could differ from those estimates.

Cash and Equivalents

      The Company considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

Inventory

      Inventory is recorded at the lower of cost, using the average cost method or net realized value.

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

Concentration of Cash Balances

      Periodically, the Company maintains cash balances in excess of the $100,000 insured by the Federal Deposit Insurance Corporation (FDIC).

Net Income Per Share

      Financial Accounting Standards Board Statement No. 128, Earnings Per Share, replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, the SEC staff issued Staff Accounting Bulletin No. 98 ("SAB 98"), in February 1998. SAB 98 requires that registrants consider all potentially dilutive securities issued for nominal consideration outstanding for all periods. Under the previous SEC regulations in SAB 83, the Company considered all potentially dilutive securities issued within a twelve month period prior to the initial public offering date at a price below the initial public offering price as outstanding for all periods. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 and SAB 98 requirements. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company will adopt SFAS No. 133 in the year ending December 31, 1999.

Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year presentation.

4.    ACQUISITIONS/DISPOSALS

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

      On June 1, 1998, the Company amended certain agreements with its Complete Wellness Smoking Cessation, Inc. ("Smokenders") subsidiary. During September 1998, the Company contributed to Smokenders $23,000 as additional capital and $75,000 in return for a secured note bearing interest at 12%, payable on or before September 30, 1999. Additionally, the Company eliminated $22,000 of promissory notes due from the CEO of Smokenders, as part of the original shareholder agreement. On September 15, 1998, the CEO resigned his position however, he remains a Board Member of the Company. The Company also agreed to grant the managers of Smokenders up to an additional 3,000 options to purchase Smokenders stock, 1,500 of which vested at the grant date and 1,500 of which are subject to time vesting schedules through August 1, 1999. All options are exercisable for 5 year periods, contain anti-dilution provisions, and are not exercisable until January 1, 2000, except under certain circumstances. The exercise of these options will result in the managers having 35% of the outstanding shares of Common Stock and the Company having 65% of the outstanding shares of Common Stock of Smokenders. All shares are non-public restricted securities exempt from regulation requirements of the Securities Act of 1933 as amended. The shareholders of Smokenders have certain put and call options as well as non-mandatory repurchase options and liquidation requirements in the event selling shareholders are not able to obtain buyers for their stock.

Nutri/Systems

      On January 31, 1998, CWWM completed the acquisition of 56 weight loss treatment centers from Nutri/system, L.P. The centers marketed, in a retail setting, food, medically supervised weight loss programs and nutritional supplements. The purchase price of the centers included $150,000 in cash and the assumption of certain lease liabilities and other acquisition costs of approximately $700,000. The transaction was accounted for as a purchase. The purchase price, including acquisition costs has been allocated for accounting purposes to the assets acquired, primarily food inventory.

      On November 13, 1998, the Company's Board of Directors voted to exit the operations of CWWM. The Company does anticipate continuing to offer the Nutri/System weight loss program through its Integrated Medical Centers and Internet web site. CWWM commenced operations on February 1, 1998 and realized losses from operations of approximately $5,974,000 on revenues of approximately $6,573,000 for the period ended December 31, 1998. The costs to exit this activity are estimated to be approximately $3,355,000.

Complete Wellness Centers, LLC

      On May 29, 1998 the Company, by unanimous consent of the Board of Directors, agreed to purchase all of the outstanding units of Complete Wellness Centers, LLC ("CWC,LLC"), a Delaware limited liability company, of which the Company has a 1% equity interest and irrevocable proxies from a majority of interest holders in the LLC. The acquisition was accomplished by the granting of 77,821 shares of Common Stock (of which 70,912 were issued in 1998) valued at $200,000, based upon the average closing bid price of the Company's Common
Stock for the thirty (30) trading days prior to June 1, 1998. Such shares are subject to SEC Rule 144, but shall have piggyback registration rights. Former and current employees, directors, and immediate relatives of management, owning 37.6% of the LLC's equity received a discount to 26.32% of the $200,000 valuation of the LLC; the remaining investors received the balance of the valuation on a pro rata basis in accordance with their respective investments. The amount was expensed during 1998.

Accident and Industrial Injury Associates (See Note 15 - Subsequent Events, Regarding the Board's Decision to Rescind this Transaction)

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

      As a result of a revised spin off plan with OHS, as amended on November 3,1998, the Company agreed to sell OHS an additional 25% of AIIA for an additional $6,000 note bearing interest at 6.1% pre annum. The amended agreement established the new company, Optimum Preferred Provider Organization ("OPPO"), with is owned initially as to 55% OHS and 45% to the Company. OHS was to manage the network and will receive an additional 20% interest in OPPO over three years as compensation for such services at which time OHS will own 75% of OPPO.

Complete Billing, Inc.

      On July 7, 1998, the Company committed to a formal plan to exit the operations of Complete Billing, Inc. ("CBI") one of its wholly owned subsidiaries. The Company ceased CBI's operations on August 15, 1998 and converted all billing performed by CBI back to the respective medical clinics that were CBI's clients. The Company does not expect to incur any further expenses as a result of closing CBI.

      CBI initiated operations in May 1997. During the year ending December 31, 1997, CBI had losses from operations of approximately $9,600 on revenues of approximately $84,000. For the period ended

December 31, 1998, CBI had losses from operations of approximately $75,000 on revenues of approximately $91,000.

Optimum Health Services, Inc.

      The Company's formal plan to divest its 86.67% interest in OHS, as amended on November 3, 1998 was to spin-off the Company's interest in OHS to the management of OHS. Under the plan, the Company converted its investment in OHS into 266,736 OHS ten-year warrants at an exercise price of $0.01 per share. The warrants can not be exercised prior to one year and not in an amount at any time such that the Company's ownership of OHS's common stock would be greater than 49% of the total OHS common stock outstanding. The current value recorded by the Company in relation to the 266,736 OHS warrants is zero.

      OHS initiated operations in May 1997. During the year ended December 31, 1997, OHS had losses from operations of approximately $318,000 with no revenues. For the eleven months ended November 30, 1998, OHS had losses from operations of approximately $701,000 with approximately $19,000 in revenues.

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Details of the allowance for doubtful accounts receivable are as follows:


                                                                                December 31,
                                                                                ------------
                                                                        1997                1998
                                                                        ----                ----
Beginning Balance                                                     $143,422          $3,825,708
Bad debt expense                                                     3,232,111           2,656,597
Provision for third party allowances and adjustments                   450,175              --
Recoveries                                                             --                (227,067)
                                                                  ---------------------------------
Ending Balance                                                      $3,825,708          $6,255,238
                                                                  =================================


6.     FURNITURE AND EQUIPMENT

      Furniture and equipment consists of the following:


                                                                              December 31,
                                                                              ------------
                                                                        1997                1998
                                                                        ----                ----
Furniture and Equipment (5 year life)                                 $638,084            $706,208
Less Accumulated Depreciation and Amortization                        (133,869)           (336,625)
                                                                  ---------------------------------
                                                                      $504,215            $369,583
                                                                  =================================

7.     DEBT

Note Payable

      The Company, entered into a financing agreement, with Wexford Spectrum Investors, LLC and Imprimis Investors, LLC. The agreement provides a $350,000 revolving line of credit and an acquisition financing of $125,000. At December 31, 1998 the Company had used the entire line of credit $350,000 and $42,000 of the clinic acquisition financing commitment. The note accrues interest at 12% per annum and is payable in full on March 31, 2000.

1997 Bridge Note

      The Company, as part of new financing (See Note 9 - Stockholders Equity), received $500,000 as a Bridge Loan on December 19, 1997. This note bears interest at 12% and was converted into Preferred Stock on January 23, 1998. The note, along with an additional investment of $4,500,000 was converted into 100,000 shares of 12% convertible Preferred Stock.

8.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities recognized as of December 31, 1997 and 1998 are presented below:

                                                                       December 31,
                                                                       ------------
                                                                  1997                1998
                                                                  ----                ----
Deferred tax assets:
           Start-up costs                                        $10,138             $21,000
           Nonqualified stock options                             11,448             314,000
           Bad debt expense                                      388,168           2,252,000
           Operating loss carryforward                         1,174,844           1,090,000
           Accrued exit of activity costs                              -             880,000
                                                            ---------------------------------
                            Total deferred tax assets          1,584,598           4,557,000
Less valuation allowance                                      (1,579,770)         (4,546,000)
                                                            ---------------------------------
Net Deferred tax assets                                            4,828              11,000
                                                            ---------------------------------
Deferred tax liabilities:
           Depreciation                                           (4,828)            (11,000)
                                                            ---------------------------------
Total deferred tax liabilities                                    (4,828)            (11,000)
                                                            ---------------------------------
Net deferred tax amount                                               $0                  $0
                                                            =================================

      The Company files a consolidated federal tax return with its wholly owned subsidiaries. At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $6,820,000 which expire between 2010 and 2011. Utilization of net operating loss carryforwards may be significantly limited, based on changes in the Company's ownership. The use of substantially all of the combined net operating loss carryforwards of CWC, LLC will be limited to offset future taxable income of each separate subsidiary in proportion to their share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes resulting from the Company's redeemable convertible Preferred Stock financing and other equity offerings.

      The Company has a cumulative pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $1,580,000 and $4,546,000 as of December 31, 1997 and 1998, respectively.

      Significant components of the provision for income taxes are as follows for the years ended:


                                                            December 31,
                                                            ------------
                                                      1997                1998
                                                      ----                ----
Current:
           Federal                                        $0                  $0
           State                                           0                   0
                                                 -------------------------------
Total Current                                              0                   0

Deferred:
           Federal                                  (928,516)         (2,453,000)
           State                                    (193,662)           (513,000)
           Increase in valuation allowance         1,122,178           2,966,000
                                                 -------------------------------
Total deferred                                             0                   0
                                                 -------------------------------
Total provision for income taxes                          $0                  $0
                                                 ===============================

      The effective tax rate on income before income taxes varies from the statutory federal income tax rate for the years ended December 31, 1998 and 1997 as follows:


                                             December 31,
                                             ------------
                                      1997                1998
                                      ----                ----
Statutory rate                         (34%)               (34%)
State taxes, net                        (3%)                (3%)
Other differences, net                   1%                  1%
Valuation allowance                     36%                 36%
                                    ---------------------------
                                         0%                  0%
                                    ===========================

9.    STOCKHOLDERS EQUITY

Initial Public Offering

      On February 24, 1997, the Company closed on its Initial Public Offering. At this time, 1 million shares of Common Stock, par value $0.0001665, and 1 million redeemable common stock purchase warrants were sold on a public market for $6.00 per share and $0.10 per warrant, respectively. Net proceeds to the Company after expenses of the Offering were $4,965,000. In conjunction with the offering, all of the Series A (at that time) Preferred Stock then outstanding was converted into 145,800 shares of Common Stock and the Company repaid the principal plus accrued interest relating to the 1996 Bridge Financing Notes.

Warrants

      The Company issued one warrant for each common share sold in connection with its initial public offering. The warrants are exercisable at any time commencing August 19, 1997 until February 18, 2002 at $7.20 per share. The warrants are subject to adjustment in accordance with the certain anti-dilution commitments and other provisions.

Sale of Senior Convertible Preferred Stock

      The Senior Redeemable Preferred Stock was issued to two investment groups (the "investors") pursuant to the terms of the investment agreement dated January 23, 1998 and amended July 2, 1998. The offering consisted of a $500,000 13% Bridge Loan (the "Bridge Loan") received by the Company on December 16, 1997, a $1,000,000 Senior Redeemable Preferred Stock purchase by the Investors on January 17, 1998, of which $500,000 was used to retire the Bridge Loan and a $4,000,000 Senior Redeemable Preferred Stock purchase by the Investors on January 23, 1998. On July 2, 1998, the Senior Redeemable Preferred Stock was exchanged for Senior Convertible Preferred Stock.

      The cost of the offering to the Company, approximately $468,000, was paid out of the proceeds of the Senior Redeemable Preferred Stock offering.

      The significant provisions of the for Senior Convertible Preferred Stock are as follows:

(I) The Senior Convertible Preferred Stock accrues dividends at 8% per annum if paid in cash and 10% per annum if paid in the form of additional Senior Convertible Preferred Stock. Dividends are payable quarterly. Dividends in the form of additional Senior Convertible Preferred Stock were paid March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998.

(II) The Senior Convertible Preferred Stock's liquidation preference is calculated as $50 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated and unpaid to the date of final distribution.

(III) Conversion of the Senior Convertible Preferred Stock is based on the liquidation preference divided by the lower of $1.75 or 75% of the average market price per share of the Company's Common Stock on the 20 trading days immediately prior to the conversion date, subject to certain anti-dilution provisions. Conversion of the Senior Convertible Preferred Stock, at the option of the Investors, can occur at any time on or after January 3, 1999 or, if the Company is unable to obtain a shareholder approval to increase its authorized shares of Common Stock to 50,000,000 from 10,000,000 shares, at any time after August 31, 1998 (shareholder approval was obtained on August 11, 1998).

(IV) The Senior Convertible Preferred Stock is redeemable, at the Company's option, in whole but not in part, from July 2, 1998 through January 3, 1999 at the liquidation preference, except that the dividend rate shall be 12% per annum.

(V) Warrants issued to the Investors in connection with the Senior Redeemable Preferred Stock were returned to the Company and canceled.

(VI) The Company issued 100,000 fully paid for and non-assessable shares of the Company's Common Stock to the Investors. All common stock issued or issuable to the Investors upon conversion of the Senior Convertible Preferred Stock contain certain demand registration rights, the Company will bear the costs associated with the registrations if any.

10.  STOCK OPTION PLAN

      The Company has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors. Pursuant to the Plans, 950,000 shares of Common Stock have been reserved for issuance. At December 31, 1998 the following options have been granted:

                                            Number of
                                             Options/        Exercisable
                                             Warrants            at              Exercise
Date of Grant                                Granted          12/31/98             Price            Fair Value
-------------

Employee Options:
-----------------
December 1, 1995                              36,667                 0             $0.0300             $0.0100
January 1, 1996                               56,667                 0             $0.0300             $0.0300
March 1, 1996                                 40,000            13,333             $0.0300             $0.0400
March 18, 1996                                 1,500                 0             $0.0300             $0.0400
April 1, 1996                                116,667                 0             $0.0300             $0.0400
May 30, 1996                                   1,000                 0             $0.0300             $0.0500
June 14, 1996                                  1,000                 0             $0.0300             $0.0600
June 15, 1996                                  1,000                 0             $0.0300             $0.0600
August 26, 1996                               46,667            16,660             $0.6000             $0.6000
September 23, 1996                             5,000             3,333             $4.5000             $0.0600
April 6, 1997                                157,000           142,198             $3.3750             $0.8433
July 25, 1997                                 89,733            30,284             $4.3750             $1.0932
July 28, 1997                                 32,510             7,922             $4.8125             $1.2025
August 6, 1997                                 7,500             3,750             $3.7500             $0.9370
January 6, 1998                                9,500             4,750             $2.2500             $1.2111
February 17, 1998                              7,000             2,335             $2.5625             $1.3793
March 30, 1998                                 5,000             5,000             $2.5000             $1.3457
April 13, 1998                                15,000                 0             $2.2500             $1.2111
May 26, 1998                                  22,500            11,250             $2.8125             $1.5139
June 16, 1998                                 10,000                 0             $3.3750             $1.8166
July 2, 1998                                  79,237                 0             $3.0300             $1.6309
July 6, 1998                                  10,000                 0             $3.0300             $1.6309
August 24, 1998                                3,000                 0             $3.0000             $1.6148
September 2, 1998                             16,500             6,750             $2.8750             $1.5475
November 3, 1998                              10,500                 0             $4.2500             $2.2876
November 13, 1998                              4,000                 0             $4.3130             $2.3215

Non-Employee Options:
---------------------

December 1, 1995                               4,333                 0             $0.0300             $0.0040
January 19, 1996                              23,333                 0             $0.0300             $0.0100
January 31, 1996                              50,000            35,000             $0.0300             $0.0100
May 1, 1996                                   13,332            10,666             $0.0300             $0.0300
July 1, 1996                                   5,000             5,000             $0.6000             $0.0200
September 12, 1996                            16,667            11,111             $4.5000             $0.4800
September 26, 1996                             6,667             6,667             $4.5000             $0.4800
November 1, 1996                              11,000             3,667             $4.5000             $0.4800

February 24, 1997                              8,000             5,333             $6.0000             $1.4992
March 28, 1997                                10,000            10,000             $3.7500             $0.9370
April 29, 1997                                15,000             4,000             $3.3800             $0.8445
May 15, 1997                                   2,000                 0             $3.3750             $0.8433
May 16, 1997                                  15,000                 0             $3.3750             $0.8433
July 25, 1997                                 18,600             8,799             $4.3750             $1.0932
July 28, 1997                                 17,490             8,744             $4.8125             $1.2025
July 2, 1998                                  12,753                 0             $3.0300             $1.6309
August 1, 1998                                 7,500             3,750             $3.0625             $1.6484

      Options generally vest 33 1/3% each year beginning on the anniversary of the grant date. During 1997, 3,333 of the 1996 incentive options were forfeited and 20,000 of the non-qualified options were forfeited. During 1998, 74,980 of the 1996, 20,000 of the 1997 and 25,000 of the 1998 granted incentive options were forfeited and 0 of the 1996, 17000 of the 1997 and 0 of the 1998 non-qualified options were forfeited. The weighted average remaining contractual life of the options outstanding at December 31, 1998 is 3.63 years. The weighted average price of exercisable options at December 31, 1998 was $2.94.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock option because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25's intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense is measured based on the award's intrinsic value of the excess of the market price of the stock over the exercise price on the measurement date. The Company has recorded $462 and $80,633 of compensation expense and $4,049 and $0 of consulting expense related to stock options granted below market value as of December 31, 1997 and 1998, respectively. Additionally, the Company has recorded consulting expense of $187,000 and $357,128 as of December 31, 1997 and 1998, respectively as a result of the granting of Common Stock warrants during the years then ended.

      Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for the awards in 1998 consistent with the provisions of SFAS 123, the Company's net loss and loss per share-diluted would have been as indicated below:

                                                1997                 1998
                                                ----                 ----
Net loss - as reported                      ($4,176,433)         ($9,668,018)
Net loss - pro forma                        ($4,314,674)         ($9,698,389)
Loss per share - as reported                     ($1.98)              ($4.41)
Loss per share - pro forma                       ($2.04)              ($4.43)

      For the purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The fair value of each option grant is estimated on the date of grant using the "Black Scholes" option-pricing model with the following weighted-average assumptions for 1998 and 1997: risk free interest of 5.75%; expected life of the option of 5 years; and a zero dividend yield; volatility
 .55. The weighted average fair value of options granted during 1998 and 1997 was $1.60 and $0.96, respectively.

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

11.  LEASE ARRANGEMENTS

      The Company leases its corporate office space in Washington DC for use as its corporate offices. The space consists of approximately 9000 square feet at a cost of $10,000 per month. It is the Company's intention to use approximately 3000 square feet of the space and sublet the remainder. In January 1999, the Company sublet approximately 2,500 square feet for $2,750 per month. The Company's agreement is for seven years and any sublet of the Company's space will be for seven years.

      The Company leases approximately 2,000 square feet of office space in West Palm Beach, FL for Complete Wellness Medical Centers, Inc. The lease is on a month to month basis and costs approximately $2,100 per month. The Company's weight loss subsidiary surrendered a lease on its administrative office space in Trevose, PA in December 1998.

      The Company leases substantially all its equipment including furniture, fixtures and computers under various operating leases at a cost of approximately $8,000 per month. The following table sets forth the Company's lease obligations for each of the next five years and a lump sum balance for the remainder of all the leases as of December 31, 1998:

1999                                                                 $241,000
2000                                                                  220,000
2001                                                                  250,000
2002                                                                  261,000
2003                                                                  261,000
Thereafter                                                            165,000
                                                                 -------------
Total Minimum Obligations                                          $1,398,000

      The Company's weight loss subsidiary has lease arrangements with landlords at each of its clinic locations. At December 31, 1998 the majority of the leases were either in default or the subsidiary had judgments rendered against it for delinquent lease payments. All weight loss center leases have been surrendered to the respective landlords. The Company is endeavoring to settle all outstanding amounts on a case by case basis. At December 31, 1998 the Company had a provision for these lease obligations of approximately $2,400,000.

12.  NET LOSS PER COMMON SHARE

      The following table sets forth the computation of basic loss per share:

                                                                 1997                   1998
                                                                 ----                   ----
Weighted average common shares
           Outstanding                                          1,703,808             1,892,045
Shares issued for nominal consideration
           Prior to the Initial Public Offering                   409,287               409,287
                                                             ------------          ------------
                                                                2,113,095             2,301,332
Loss allocable to common shareholders                        ($4,176,433)          ($9,668,018)
Basic loss per share                                              ($1.98)               ($4.41)


      During 1997 and 1998 options and warrants to purchase 306,107 and 249,558 of the Company's common stock, whose exercise price exceeded that of the average market price during the year were excluded from the above calculation because of the anti-dilutive effect their inclusion would have on loss per share.

13.  RELATED PARTY

      In August 1996, the Company entered into a consulting agreement with J.E.M, Inc. (JEM), the sole stockholders of which are Dr. Kaplan, the Company's President and Chief Operating Officer, and his wife. Under the terms of the consulting agreement, JEM agreed to provide advice and assistance to the Company in connection with identifying and affiliating with chiropractors and their existing chiropractic practices and identifying, acquiring, and/or managing businesses engaged in providing services ancillary to those provided by Integrated Medical Centers. The Company agreed to pay JEM $6,000 per month for its services. The consulting agreement expires in August 1999 and may be terminated sooner by mutual agreement of the parties, by the Company for "cause," defined as a violation by JEM of any material provision of the consulting agreement not remedied within 30 days after notification or JEM's conviction of a felony, upon termination of the employment agreement between Dr. Kaplan and the Company, or by JEM's failure to meet certain performance goals. (See Note 15 - Subsequent Events)

      In January 1998, the Company entered in an agreement with Stratus Services, Inc ("Stratus"), an employee leasing and payroll company for the term of one year, which is annually renewable. Under the terms of the agreement, Stratus will provide the Company with leased employees and payroll services at all the Company's locations, both at the parent and subsidiary levels. Two of the principles of Stratus are Joe Raymond, Sr. and Jeff Raymond, who are the father and brother respectively of Joseph Raymond, Jr. The Company believes that the services provided by Stratus are at least as favorably priced as any other company providing such services which the Company may contract with. (See Note 15 - Subsequent Events)

      In August 1998 the Company entered into a consulting agreement with RVR Consulting, Inc. ("RVR") for the term of August 1, 1998 through July 31, 1999. The Company agreed to pay RVR $7,000 per month plus expenses to help the Company identify problem areas in its operations and provide subsequent solutions. Two of the principles of RVR are Joseph Raymond, Jr. and Sergio Vallejo, who are also members of the Company's Board of Directors. (See Note 15
- Subsequent Events)

14.  CONTINGENCIES

Federal Investigation

      Revenues from all Federal programs accounted for approximately 3% and 5%, respectively, of the Company's net patient service revenues for the year ended December 31, 1997 and 1998. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. In November 1997 federal agents served search warrants and subpoenas on the Company and four of its subsidiaries and affiliates. Company records and files were seized. If the government review finds wrongdoing, the Company would be subject to significant regulatory action including fines, penalties, and possible exclusion from the Medicare and Medicaid programs. Any such action would be material to the financial position of the Company and could have a materially adverse effect on the results of operations and cash flows of the Company. The Company is not currently aware of any pending or threatened allegations of potential wrongdoing as a result of the investigation. Further, the Company believes that it is substantially in compliance with all applicable laws and regulations.

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

Consulting Agreements

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

      In August 1998 the Company entered into a consulting agreement with RVR Consulting, Inc. ("RVR") for a term of August 1, 1998 through July 31, 1999. The Company agreed to pay RVR $7,000 per month plus expenses to help the Company identify problem areas in its operations and provide subsequent solutions. Two of the principles of RVR are Joseph Raymond, Jr. and Sergio Vallejo, who are also members of the Company's Board of Directors. (See Note 15 - Subsequent Events)

Integrated Medical Centers

      During the first quarter of 1999, the Company was managing an additional 7 Integrated Medical Centers and had signed contracts with Affiliated Chiropractors to develop 16 additional Integrated Medical Centers. The Company estimates the cost of fully integrating these new clinics to be approximately $15,000 per clinic.

Continued Listing on the Nasdaq SmallCap Market

      The Company's Shares and Warrants are listed on the Nasdaq SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company has provided Nasdaq with details of its plan to increase its net tangible assets to the threshold level and is in the process of executing that plan. Implementation of the plan, however, has not been accomplished within the timeframe originally envisioned. The Company has asked Nasdaq for an extension. There can be no assurance that Nasdaq will grant the Company's request for an extension and allow the Company's shares to remain listed while it works to achieve compliance. Consequently, the Company's shares could be delisted from the Nasdaq SmallCap Market at any time. In the event that the Company's shares are delisted from the Nasdaq SmallCap Market, they could continue to trade on the Nasdaq "Bulletin Board".

Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's operational equipment or internal computer software that have time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Similar failures in the Company's medical clinics could result in an impairment of revenue recognition due to significant future obligations, impairment of future services provided by the Company's subsidiaries, or potential other liability.

      The Company has been and is continuing to assess the implications on its operations of the Year 2000 issue. At December 31, 1998, the process of evaluation the Company's services, products and internal systems was underway and is expected to be completed by June 30, 1999. At this time, the Company is satisfied that all of its major vendors have or are in the process of verifying to the Company their Year 2000 compliance. The Company's internal systems have been updated, where appropriate to accommodate Year 2000 compliance. Any actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not is not expected to be material.

15.    SUBSEQUENT EVENTS

      Imprimis Investors, LLC and Wexford Spectrum Investors, LLC (collectively "Wexford"), as the holders of all of the Senior Convertible Preferred Stock in the Company, had the right, pursuant to the Certificate of Designation, Preferences and Rights for the Preferred Stock (the "Certificate"), to hold majority representation on the Company's Board of Directors in the event that the Company failed to redeem all of the Preferred Stock on or prior to January 3, 1999. In anticipation that the Company would not redeem the Preferred Stock, Wexford requested that the Company hold a special meeting of its Board of Directors (the "Special Meeting") to elect that number of nominees of Wexford that would constitute a majority of the Company's Board. On January 4, 1999, the Company held the Special Meeting, at which the Board of Directors voted to increase the number of directors on the Board to 15 and elected eight nominees of Wexford as directors.

      At a meeting of the Board of Directors of the Company on January 3, 1999, the Board passed a resolution to nullify the Company's acquisition of AIIA Managed Care, Inc.(AIIA).

       At the Board meeting of March 4, 1999, the Company's Board terminated the consulting contract of RVR Consulting Group, Inc. (RVR) with the Company. The 150,000 warrants due to RVR under the terms of the consulting contract with the Company were converted to 150,000 options to purchase common stock in the Company. The stock options were to be priced at the intraday trading low of the Company's common stock on Tuesday March 9, 1999.

      Also at the March 4, 1999 Board meeting, the consulting agreement previously approved by the Board, between the Company and Structure Management, Inc. (Structure) was modified. Structure has a consulting agreement with the Company to provide consulting services related to operation and financing of the Company. Under the existing consulting agreement, Structure was granted 118,000 common stock warrants at a price of $2.00 each. The Board approved the conversion of those common stock warrants to options for the purchase of common stock in the Company priced at $2.00 per share. Following the conversion, the options were exercised and the shares have been issued. The Company received $240,000 for the exercise of these options.

      Also at the March 4, 1999 Board meeting, the Board approved the establishment of a consultants stock option plan (the 1999 Consultants Stock Option Plan). From such a plan outside consultants could be compensated with options to purchase common stock in the Company.

      A motion was made to grant conditionally to Jeffrey Raymond 117,500 options to purchase common stock in the Company, pursuant to the 1999 Consultants

Stock Option Plan, at the intraday trading low of the Company's common stock on March 9, 1999. Following the grant of such options, Mr. Jeff Raymond exercised those options and shares were issued. The Company received $146,875 for the exercise of these options. Mr. Jeff Raymond is the brother of Mr. Joseph Raymond, Jr., Chairman and CEO of the Company.

      The Board made a conditionally grant of 237,500 options, from the 1999 Consultants Stock Option Plan to purchase common stock in the Company at the intraday low trading price on March 9, 1999 to John Trevisan, a principal owner of Texas International Investment, Inc. Following the grant of such options, Mr. Trevisan exercised those options and shares were issued. The Company received $296,875 for the exercise of these option.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On March 4, 1999 the Company dismissed Ernst & Young LLP ("E&Y"), as the Company's independent public accountants and auditors, a capacity in which that firm had served for approximately three years, and selected Amper, Politziner & Mattia to replace E&Y in this role. The decision to dismiss the Registrant's accountants and auditors was approved by the full Board of Directors. During the two most recent fiscal years and the subsequent period through March 4, 1999, the date on which E&Y was dismissed as the Company's independent public accountants and auditors, there were no disagreements between the Company and E&Y on any matter relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to E&Y's satisfaction would have caused it to make reference to the subject matter of disagreement in connection with its report. In addition, Ernst & Young, LLP's report on the Company's financial statements for the two fiscal years ended December 31, 1997 and 1996 contained no adverse opinions or disclaimers of opinion, nor were such reports qualified as to audit scope or accounting principles.

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors (See Note 15 - Subsequent Events)

                                                                   YEAR                      YEAR
               NAME                            AGE             FIRST ELECTED            OF EXPIRATION
               ----                          -------          ----------------          -------------
             C. Thomas McMillen...              46                  1994                     1999
             E. Eugene Sharer.....              65                  1996                     1999
             Robert J. Mrazek.....              52                  1995                     1999
             James T. McMillen....              52                  1994                     1999
             Eric S. Kaplan, DC.                46                  1997                     1999
             Sergio R. Vallejo, DDS             37                  1998                     1999
             Joseph J. Raymond, Jr.             37                  1998                     1999
             Frederick J. Simon (1)             44                  1998                     1999

(1) Mr. Simon joined the Board of Directors in February 1998 and resigned his directorship in June 1998. Mr. Simon is a senior vice president of Wexford Partners, LLC.

(b) Identification of Executive Officers  (See Note 15 - Subsequent Events)

                                                                                      YEAR FIRST SERVED
         NAME                                                         AGE                AS OFFICER
         ----                                                         ---             -----------------
         C. Thomas McMillen...................................         46                   1994
         Chairman of the Board and Chief Executive Officer
         E. Eugene Sharer.....................................         65                   1996
         Vice Chairman
         Eric S. Kaplan, D.C..................................         46                   1997
         President and Chief Operating Officer
         Michael T. Brigante..................................         44                   1998
         Senior Vice President and Chief Financial Officer
         Acting Secretary (12/4/98-2/18/99)
         E. Scott Conover...............................               32                   1998
         Secretary (8/1/98-12/3/98, 2/18/99-3/22/99)
         F. Ryan Knoll........................................         30                   1997
         Secretary (11/1/97-8/1/98)

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

      E. Eugene Sharer has been Vice Chairman and a director of the Company since July 1998 and April 1996 respectively. He relinquished the CFO title in February, 1998, the COO title in November 1997 and the Presidents title in July 1998. From 1990 to 1995 he was President and Chief Operating Officer of R.O.W. Sciences, Inc., a health research company. In August 1995, Mr. Sharer formed Sharer Associates, a management consulting company. From 1989 to 1990 he was Executive Vice President, Chief Operating Officer and Director of Iverson Technology Corporation and from 1985 through 1988, he was President and Director of Calculon Corporation and a Vice President of Atlantic Research Corporation, the parent company of Calculon. Between 1980 and 1985, Mr. Sharer was Vice President of the Systems Group at Computer Sciences Corporation.

      Eric S. Kaplan, DC, has been President and a director since May 1998 and April 1997, respectively. He served as Senior Director of Operations and Development from August 1996 to April 1997. He was named Chief Operating Officer in November, 1997. From June 1993 to August 1996, Dr. Kaplan was president of two subsidiaries of Clinicorp, Inc., Medical Diagnostic Imaging of America and Clinicare Wellness Centers. From 1978 to June 1993, he was the founder and owner of six chiropractic, weight loss, and medical clinics in south Florida.

      James J. McMillen, MD, has been a director of the Company since November 1994. From 1977 to the present, Dr. McMillen has been in private medical practice in St. Joseph, Missouri. He is board certified in internal medicine. Dr. McMillen is the brother of C. Thomas McMillen.

      Robert J. Mrazek has been a director of the Company since January 1995.1993, Mr. Mrazek has been a legislative affairs consultant. From 1983 to January 1993, he served five consecutive terms in the U.S. House of Representatives from the 3rd Congressional District of New York.

      Michael T. Brigante has been Chief Financial Officer since February, 1998. Mr. Brigante briefly served as Acting Secretary from December 4, 1998 until February 18, 1999. From January 1996 until January 1998 Mr. Brigante was the controller of the Company. Mr. Brigante is an executive manager with over twenty years of diversified financial experience with public and private companies. He worked with the Thomas & Betts Corporation from 1978 through 1986 culminating his tenure as controller. From 1987 to 1988, Mr. Brigante served as senior manager of international financial systems with SeaLand Corporation. In 1988 Mr. Brigante joined the MAC Group and served as chief financial officer and controller until starting his own consulting firm in 1994.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION (See Note 15 - Subsequent Events)

      The following table sets forth information concerning the annual compensation of the Company's Chief Executive Officer for services in all capacities to the Company during the Company's last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                                 ANNUAL
                                                                                                   FISCAL     COMPENSATION
                NAME AND PRINCIPAL POSITION                                                         YEAR         SALARY
                ---------------------------                                                         ----         ------
                C. Thomas McMillen...................................                               1998      $ 150,000

                Chief Executive Officer
                E. Eugene Sharer.....................................                                1998     $ 150,000
                Vice Chairman
                Eric S. Kaplan.......................................                                1998     $ 150,000
                President and Chief Operating Officer
                Michael T. Brigante..................................                                1998     $ 100,000
                Senior Vice President Finance and Chief Financial Officer
                E. Scott Conover................................                                     1998     $ 100,000
                General Counsel and Secretary (8/1/98-12/3/98,
                2/18/99-3/22/99)

      No other executive officer received compensation in excess of $100,000 during the Company's 1998 fiscal year.

DIRECTOR COMPENSATION (See Note 15 - Subsequent Events)

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

EMPLOYMENT AGREEMENTS (See Note 15 - Subsequent Events)

      In July 1996, the Company entered into an employment agreement with Mr. McMillen providing for his employment, as Chairman of the Board and Chief Executive Officer, for a term expiring in March 1999. The employment agreement provides for an annual base salary for Mr. McMillen of $90,000 that increase to $150,000 upon the closing of the IPO. All salary payments were accrued until the closing of the IPO and paid with a portion of the net proceeds of the IPO. Mr. McMillen may participate in all executive benefit plans and has the use of a Company car. The agreement also provides, among other things, that if his employment is terminated without cause (as defined in the agreement), the Company will pay an amount equal to one year's base salary, payable over a one year period. In September 1998, the Board of Directors extended Mr. McMillen's employment contract for one year until March 2000 including the granting of 35,000 options to purchase the Company's Common Stock, subject to an increase in the authorized options in the plan, priced at $3.1625 and vesting as to one half in March 1999 and one half in March 2000.

      In March 1996 the Company entered into an employment agreement with Mr. Sharer providing for his employment as President and Chief Operating Officer for a term expiring in March 1999. The employment agreement provides for an annual base salary for Mr. Sharer of $150,000 effective upon closing of the IPO, and for participation in all executive benefit plans, as well as an automobile allowance of $1,000 per month. Mr. Sharer was granted options to purchase 116,667 shares of the Company's Common Stock at an exercise price of $0.03 per share. On the date of such grant, 16,667 of those options were exercisable, of which 10,000 were exercised in 1996. The remaining options were to vest in equal installments on April 1, 1997, April 1, 1998, and March 31, 1999. Mr. Sharer exercised his vested options of 40,001 in December, 1997 and 46,667 in December 1998. The agreement also provides, among other things, that, if his employment is terminated without cause (as defined in the agreement) the Company will pay to him an amount equal to one year's base salary, payable over a one year period.

      In March, 1996, the Company entered into an employment agreement with Mr.

Brigante for his services as corporate controller for a term expiring on September 30, 1999. The Employment Agreement provided for an annual base salary for Mr. Brigante of $90,000 beginning January 1, 1997 and for participation in all executive benefit plans plus an automobile allowance of $500 per month. Mr. Brigante was granted options to purchase 40,000 shares of the Company's common stock at an exercise price of $.03 per share. The options have vested as to 26,667 shares and will vest as to 13,333 shares on September 30, 1998. Mr. Brigante exercised his vested options of 26,667 shares in December 1997 and his vested options of 13,333 in February 1999. On February 23, 1998, Mr. Brigante was elected to the position of Vice President of Finance and Chief Financial Officer. His annual compensation increased to $100,000 at that time. In September 1998 Mr. Brigante's contract was extended one year until September 30, 2000 and his automobile allowance was increased to $850 at that time. Also at that time Mr. Brigante was granted 9,000 options vesting as one third on September 2, 1998, one third on September 30, 1999 and one third September 30, 2000. The exercise price of the option grant was $2.03.

      In August 1996, the Company entered into an employment agreement with Dr. Kaplan providing for his employment as Senior Director for Operations and Development for a term expiring in August 1999. The employment agreement provides for a base salary of $4,000 per month, which was accrued until the closing of the IPO. After such closing, Dr. Kaplan became entitled to an automobile allowance of $500 per month. Dr. Kaplan was granted options to purchase 46,667 shares of the Company's Common Stock at an exercise price of $0.60 per share. The options have vested with respect to 46,667 shares of which Dr. Kaplan has exercised 23,000. The agreement also provides, among other things, that if his employment is terminated by mutual agreement or upon his death or disability, the Company will pay an amount equal to $60,000, payable over a six month period. On April 6, 1997, Dr. Kaplan became a Senior Vice President and a director of the Company and in May 1998 became President of the Company. In September 1998 Dr. Kaplan's contract was extended until March 31, 2000. At that time Dr. Kaplan was granted options to purchase 60,000 of the Company's stock, 35,000 of which is subject to the increase in authorized option in the plan, vesting one half as to June 30, 1999 and one half as to March 31, 2000.

      In April 1998, the Company entered into an employment agreement with E. Scott Conover providing for his for his employment as General Counsel for a term expiring in April 2001. The employment agreement provides for an annual base salary of $100,000 and for participation in all executive benefit plans plus an automobile allowance of $350 per month. Mr. Conover was granted options to purchase 15,000 shares of the Company's common stock at an exercise price of $2.25 per share with such options vesting equally on each anniversary of his employment agreement. In November 1998 Mr. Conover was granted an additional 10,000 Common Stock options at an exercise price of $3.75 per share. On February 18, 1999 Mr. Conover was appointed Secretary to the Company, and he resigned from that position on March 29, 1999.

      Each of the employment agreements with Messrs. McMillen, Sharer, Brigante and Conover and with Dr. Kaplan requires the full-time services of such employees. Mr. McMillen's employment agreement requires that he devote a minimum of 40 hours per week to his responsibilities as Chairman and Chief Executive Officer. The agreements also contain covenants restricting the employee from engaging in any activities competitive with the business of the Company during the term of such agreement and for a period of one year thereafter, and prohibiting the employee from disclosing confidential information regarding the Company.

STOCK OPTION PLANS

      1994 Stock Option Plan. The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in December 1994. The 1994 Plan was amended by the Board of Directors, with shareholder approval, in 1995, so as to increase the number of shares available under the 1994 Plan to 400,000 from 60,000. The purpose of the 1994 Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors, consultants and advisors of the Company, and to promote the Company's business. As of March 31, 1999, options to purchase 342,353 shares of Common Stock at a weighted average per share exercise price of $1.00 were outstanding. A total of 57,647 option to purchase shares of Common Stock were available for grant under the 1994 Plan at that date. The 1994 Plan will terminate in April 2004, unless sooner terminated by the Board of Directors.

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

      1996 Stock Option Plan. In October 1996, the Board of Directors of the Company, with shareholder approval, adopted its 1996 Stock Option Plan (the "1996 Plan") covering up to 200,000 shares of the Common Stock, pursuant to which officers, directors, employees, advisors and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1996 Plan was modified as approved by the shareholders to 400,000 shares in June, 1997. The 1996 Plan, which expires in September 2006, is administered by the Compensation Committee of the Board of Directors. The selection of participants, allotment of shares, determination of price, and other conditions relating to the grant of options will be determined by the Compensation Committee in its sole discretion. Incentive stock options granted under the 1996 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1996 Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of March 31, 1999, options to purchase an aggregate of 344,000 shares of Common Stock at a weighted average per share exercise price of $3.74 were out standing. A total of 56,000 options to purchase shares of Common Stock were available for grant under the 1996 Plan at that date.

      1996 Restricted Stock Option Plan for Health Care Professionals. In October 1996, the Board of Directors adopted, and the stockholders of the Company approved, the 1996 Restricted Stock Option Plan for Health Care Professionals (the "1996 Professionals Plan"), which expires in October 2006. The 1996 Professionals Plan permits the Company to grant nonqualified stock options to licensed health care professionals affiliated with the Company and in most cases employed by a Integrated Medical Center. The aggregate amount of Common Stock with respect to which options may be granted may not exceed 100,000 shares. The Board of Directors has delegated to the Compensation Committee the authority to grant options under such a plan, to construct and interpret such plan, and to make all other determinations and take all actions necessary or advisable for the administration of such plan. The exercise price for options granted under the 1996 Professionals Plan may be no less than 85% of the fair market value of the Common Stock on the date of grant. Options granted under the 1996 Professionals Plan will expire no later than the tenth anniversary of the date of grant. There have been 29,500 options granted under the 1996 Professionals Plan as of March 31, 1999, at a weighted average per share exercise price of $2.70. A total of 71,500 options to purchase shares of Common Stock were available for grant under the 1996 Restricted Plan at that date.

      The 1998 Outside Directors Stock Option Plan. In May 1998 the Board of Directors adopted, and the stockholders of the Company approved, the 1998 Outside Directors Stock Option Plan ("1998 Board of Directors Plan") which expires in May 2006. The 1998 Board of Directors Plan permits the Company to grant stock options to non-employee members of the Board of Directors of the Company. The aggregate amount of Common Stock with respect to which options may be granted may not exceed 50,000 shares. Options granted under the 1996 1998 Board of Directors Plan will expire no later than the tenth anniversary of the date of grant. There have been 45,000 options granted under the 1998 Board of Directors Plan as of March 31, 1999, at a weighted average per share exercise price of $3.39. A total of 5,000 options to purchase shares of Common Stock were available for grant under the 1998 Board of Directors Plan at that date.

EXECUTIVE BONUS PLAN

      Effective January 1, 1996, the Company established an Executive Bonus Plan for Key Executives (the "Bonus Plan") to reward executive officers and other key employees based upon the performance of the Company and such individuals. Under the Bonus Plan, the Company has discretion to award bonuses in an aggregate amount equal to 10% of the Company's pre-tax income for a particular fiscal year (the "Bonus Fund"). The maximum amount of the Bonus Fund for any year is $5 million. Under the terms of existing employment agreements, which expire on various dates from December 1998 through August 1999, the Bonus Fund has been allocated as follows: 40% to Mr. McMillen, 30% to Mr. Sharer, and 30% to Dr. Kaplan. Awards under the Bonus Fund are not exclusive of other bonuses that may be awarded by the Board of Directors or the Compensation Committee from time to time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (See Note 15 - Subsequent Events)

      The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of March 23,1999 by
(i) each shareholder known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such securities, subject to community property laws where applicable. (Calculations are as of March 23, 1999)

                                                            NUMBER OF SHARES            PERCENTAGE
                                                                OF CLASS                 OF CLASS
NAME AND ADDRESS OF                                         BENEFICIALLY OWNE       BENEFICIALLY OWNED
BENEFICIAL OWNER
------------------------------------------                  ------------------      ------------------
                                                                          COMMON STOCK
            C. Thomas McMillen(1)......................            360,000               12.2%
            666 11th Street, NW
            Washington, DC 20001

            Robert J. Mrazek ..........................              8,000                  *
            301 Constitution Ave., NE
            Washington, DC 20002

            Eric S. Kaplan (2).........................             23,605                1.0%
            27 Marlwood Lane
            Palm Beach Gardens, FL 33418

            Michael T. Brigante (3)....................             40,000                1.4%
            666 11th Street, NW
            Washington, DC 20001

            E. Eugene Sharer...........................            126,667                4.3%
            666 11th Street, NW
            Washington, DC 20001

            James J. McMillen, MD   ...................              6,000                  *
            4004 Miller Road
            St. Joseph, MO 64505

            Joseph Raymond, Jr(4)......................            123,670                4.2%
            666 11th Street, NW
            Washington, DC 20001

            Sergio Vallejo, DDS(5) ....................             22,200                  *
            666 11th Street, NW
            Washington, DC 20001

            All officers and directors as a group
            (eight persons)............................            710,142               24.1%

- ------------
 *  Percentage ownership is less than 1%

(1) Does not include 33,333 shares subject to stock options which became exercisable in April, 1998 nor 16,666 options which become exercisable in July, 1998.

(2) Does not include 33,333 shares subject to stock options which become exercisable in April, 1998, nor 33,326 options which become exercisable July, 1998.

(3) Does not include 4,000 shares subject to stock options which became exercisable in April, 1998, nor 3,000 shares subject to stock options which became exercisable in September 1998. Does not include 5,720 shares held in trusts for Mr. Brigante's minor children.

(4) Does not include 150,000 options granted Mr. Raymond in March 1999.

(5) Does not include 3,000 shares held in trusts for Mr. Vallejo's minor children. Does not include 150,000 options granted Mr. Vallejo in March 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Six of the Company's seven original Integrated Medical Centers under management at January 31, 1997 were owned by Complete Wellness Centers, L.L.C. ("CWC, LLC"), a Delaware limited liability company. The Company was the managing member of CWC LLC and owns 1% of its membership interests. The Company, as managing member, had the authority and responsibility to make substantially all management decisions for CWC, LLC. In addition, the holders at the time, of more than 50% of the CWC, LLC membership interests granted the Company an irrevocable proxy to vote their membership interests as the Company saw fit. The proxy was valid for the life of CWC, LLC. As a result of these irrevocable proxies, the financial statements of the Company and CWC, LLC are consolidated for financial reporting purposes.

      CWC, LLC had outstanding 13.3 Class A Units (membership interests other than that of the managing member). The following officers and directors of the Company or members of their immediate family held the following interests in CWC LLC: a trust for the benefit of Wilma Sharer, the spouse of the Company's President and Chief Operating Officer, held two Class A Units; a trust for the benefit of Virginia Brigante held 1/5 of one Class A Unit; a trust for the benefit of Jacqueline Brigante held 11/50 of one Class A Unit. Virginia Brigante and Jacqueline Brigante are the minor children of Michael T. Brigante, the Company's Vice President of Finance and Chief Financial Officer. Each such person or trust granted to the Company an irrevocable proxy to vote such person's respective ownership interest in CWC LLC.

      On May 29, 1998 the Company, by unanimous consent of the Board of Directors, agreed to purchase all of the outstanding units of Complete Wellness Centers, LLC ("CWC,LLC"), a Delaware limited liability company, of which the Company has a 1% equity interest and irrevocable proxies from a majority of interest holders in the LLC. The acquisition was be accomplished by the issuance of 77,821 shares of Common Stock valued at $200,000, based upon the average closing bid price of the Company's Common Stock for the thirty (30) trading days prior to June 1, 1998. Such shares are subject to SEC Rule 144, but have piggyback registration rights. Former and current employees, directors, and immediate relatives of management, owning 37.6% of the LLC's equity received a discount to 26.32% of the $200,000 valuation of the LLC; the remaining investors received the balance of the valuation on a pro rata basis in accordance with their respective investments.

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

      In January 1998, the Company entered in an agreement with Stratus Services, Inc ("Stratus"), an employee leasing and payroll company for the term of one year, which is annually renewable. Under the terms of the agreement, Stratus will provide the Company with leased employees and payroll services at all the Company's locations, both at the parent and subsidiary levels. Two of the principles of Stratus are Joe Raymond, Sr. and Jeff Raymond, who are the father and brother respectively of Joseph Raymond, Jr. The Company believes that the services provided by Stratus are at least as favorably priced as any other company providing such services which the Company may contract with. (See Note 15 - Subsequent Events)

      In August 1998 the Company entered into a consulting agreement with RVR Consulting, Inc. ("RVR") for the term of August 1, 1998 through July 31, 1999. The Company agreed to pay RVR $7,000 per month plus expenses to help the Company identify problem areas in its operations and provide subsequent solutions. Two of the principles of RVR are Joseph Raymond, Jr. and Sergio Vallejo, who are also members of the Company's Board of Directors. (See Note 15
- Subsequent Events)

      At December 31, 1997, Dr. Milano, the former Vice President for Medical Affairs, who resigned in January 1998, served as an officer, director, and the sole stockholder of selected Complete Wellness Medical Centers. In all cases, Dr. Milano, the Integrated Medical Center, and the Company entered into a Stock Transfer Agreement (the "Stock Transfer Agreement") pursuant to which (i) Dr. Milano agreed not to sell, encumber, or otherwise transfer the shares of stock in the Integrated Medical Centers owned by her without the written consent of the Integrated Medical Centers and the Company and (ii) the Company has the right, following the provision of notice, to direct the transfer of all or part of such shares to such transferee as it may designate for the sum of ten dollars, provided that the transferee is licensed to practice medicine in the appropriate State. In order to facilitate the transfer, the Stock Transfer Agreement required the contemporaneous execution by Dr. Milano of a stock transfer assignment, a resignation as an officer and director of the Integrated Medical Center, and an Agreement for Sale of Business by Transfer of Capital Stock under which Dr. Milano agreed to transfer her shares in Integrated Medical Centers for the sum of ten dollars to a transferee to be designated by the Company for this purpose. In accordance with the Stock Transfer Agreement, the Company holds the stock transfer assignment, the resignation, and the Agreement for Sale of Business by Transfer of Capital Stock in escrow. Additionally, the Stock Transfer Agreement prohibits Dr. Milano, without prior written consent of the Integrated Medical

Center and the Company, from amending the charter or bylaws of the Integrated Medical Center, agreeing to the merger or consolidation of the Integrated Medical Centers with or into another corporation, dissolving or liquidating the Integrated Medical Centers, authorizing the issuance of any additional shares of stock of the Integrated Medical Centers, or approving any contract with Dr. Milano herself, members of her family, or related parties. The Company and Dr. Milano also entered into an indemnification agreement pursuant to which the Company agreed to indemnify her from and against claims made against her in her capacity as an officer or director of the Integrated Medical Centers.



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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) All reports and exhibits contained therein as previous filing with the Commission are incorporated by reference.

     (b) Reports on Form 8-K.

March 15, 1999                Item 4            Changes in Registrants
                                                Certifying Account
                              Item 7            Exhibits
March 9, 1999                 Item 1            Changes in Control of
                                                Registrant
                              Item 7            Exhibits
December 30, 1998             Item 1            Changes in Control of
                                                Registrant
December 3, 1998              Item 5            Other Events
September 21, 1998            Item 5            Other Events
August 21, 1998               Item 5            Other Events
July 10, 1998                 Item 5            Other Events
                              Item 7            Exhibits
June 3, 1998                  Item 5            Other Events
                              Item 7            Exhibits
March 12, 1998                Item 5            Other Events
                              Item 7            Exhibits
February 9, 1998              Item 5            Other Events
                              Item 7            Exhibits
January 16, 1998              Item 5            Other Events
                              Item 7            Exhibits

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

/s/ JOSEPH J. RAYMOND             Chairman of the Board,          March 31, 1999
----------------------            Chief Executive Officer,
    JOSEPH J. RAYMOND             and Director

 /s/ E. EUGENE SHARER             Vice Chairman                   March 31, 1999
---------------------             and Director
     E. EUGENE SHARER

  /s/ SERGIO VALLEJO              Chief Operating Officer         March 31, 1999
---------------------             and Director
      SERGIO VALLEJO

  /s/ FREDERICK B. SIMON          Director                        March 31, 1999
------------------------
      FREDERICK B. SIMON

  /s/ ERIC S. KAPLAN              President                       March 31, 1999
--------------------
      ERIC S. KAPLAN

/s/ KENNETH J. RUBIN              Director                        March 31, 1999
--------------------
    KENNETH J. RUBIN

/s/ JOHN K. PAWLOWSKI             Director                        March 31, 1999
---------------------
    JOHN K. PAWLOWSKI
--------------------------------------------------------------------------------
/s/ MICHAEL T. BRIGANTE           VP Finance and                  March 31, 1999
-----------------------           Chief Financial Officer
     MICHAEL T. BRIGANTE




--------------------------------------------------------------------------------