Form 10QSB
period 1999-03-31
COMPLETE WELLNESS CENTERS INC
filed 1999-05-13
CIK 1022828

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB
                QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

                  --------------------------------------------

                         Commission file number 0-22115

                  --------------------------------------------
                         COMPLETE WELLNESS CENTERS, INC.
       (Exact name of small business issuer as specified in its charter)

                DELAWARE                                                        52-1910135
               ----------                                                     ------------
 (State or jurisdiction of Incorporation or Organization)         (IRS Employer Identification Number)

                  ---------------------------------------------


           666 ELEVENTH STREET, NW, SUITE 200, WASHINGTON, D.C. 20001
                        --------------------------------
          (Address and telephone number of principal executive offices)

                                 (202) 639-9700
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
              requirements for the past 90 days. Yes X  No   .
                                                    ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, at March 31, 1999: 2,949,755 shares of Common Stock.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                             ---     ---

===============================================================================

                         COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)
               CONDENSED CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1998................  3
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THREE MONTHS ENDED MARCH 31, 1999 AND
                    MARCH 31, 1998 .....................................  4
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THREE MONTHS ENDED MARCH 31, 1999 AND
                    MARCH 31,1998.......................................  5
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS..........................................  6
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.................  9
PART II.       OTHER INFORMATION........................................  15
ITEM 1         LEGAL PROCEEDINGS........................................  15
ITEM 2         CHANGES IN SECURITIES AND USE OF PROCEEDS................  16
ITEM 3         DEFAULTS UPON SENIOR SECURITIES..........................  16
ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  16
ITEM 5         OTHER INFORMATION........................................  16
ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K.........................  17
SIGNATURES     .........................................................  17

ITEM 1 -- FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           March 31,        December 31,
                                                                             1999               1998
                                                                       -------------------------------------
                                                                          (Unaudited)        (Audited)
                       ASSETS
Current Assets:
     Cash and cash equivalents                                                  $630,706           $444,963
     Patient receivables, net of allowance for
     Doubtful accounts of $6,502,614 and $6,255,238                            6,915,445          5,766,369
     Inventory                                                                    46,943             53,405
     Prepaid expenses                                                              2,475              9,661
     Other assets                                                                 45,615             49,774
                                                                       -------------------------------------
Total current assets                                                           7,641,184          6,324,172
Furniture and equipment, net                                                     339,014            369,583
Deposits                                                                          31,983             31,983
                                                                       -------------------------------------
Total assets                                                                  $8,012,181         $6,725,738
                                                                       =====================================

 LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities:
     Current portion of notes payable                                         $  569,000         $        0
     Accounts payable and accrued expenses                                     5,992,891          6,693,321
     Accrued management fees and leases                                        4,714,301          4,020,288
                                                                       -------------------------------------
Total current liabilities                                                     11,276,192         10,713,609
Note payable                                                                     350,000            392,000
Stockholders' equity/(deficit):
     Common Stock,$.0001665 par value per share
       10,000,000 shares authorized, 2,949,755
       shares issued and outstanding                                                 490                409
     Convertible Preferred Stock, $.01 par value
       per share, 8% Cumulative, 112,428 shares
       currently issued and outstanding                                        5,153,728          5,016,620
     Additional capital                                                        6,807,307          6,119,833
     Accumulated deficit                                                    (15,575,536)       (15,516,733)
                                                                       -------------------------------------
Total stockholders' deficit                                                  (3,614,011)        (4,379,871)
                                                                       -------------------------------------
Total liabilities and stockholders' equity/(deficit)                          $8,012,181         $6,725,738

                                                                       =====================================

See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              MARCH 31,         MARCH 31,
                                                                                1999               1998
                                                                       -------------------------------------
                                                                              (Unaudited)       (Unaudited)
Revenue:
     Integrated medical clinics                                               $4,502,912         $4,874,139
     Weight management centers                                                         0          2,368,656
     Other income                                                                 85,173             85,682
                                                                       -------------------------------------
Total operating revenue                                                        4,588,085          7,328,477
Direct expenses:
     Salary and consulting costs                                                 803,541          1,521,834
     Management fees                                                           3,184,923          2,626,890
     Cost of revenues                                                              6,462            469,476
     Rent                                                                         41,471            508,574
     Advertising and marketing                                                     3,147            209,763
     Bad debt expense                                                            155,949          1,047,236
                                                                       -------------------------------------
Total direct expenses                                                          4,195,493          6,383,773
Network development cost                                                               0            203,658
General and administrative                                                       274,322          1,118,588
Depreciation and amortization                                                     31,653             85,783
                                                                       -------------------------------------
Operating gain/loss                                                               86,617          (463,325)
Interest expense                                                                   9,500              1,523
Interest income                                                                    1,187             21,863
Minority interest                                                                      0              7,179
                                                                       -------------------------------------
Net income/loss before income taxes                                               78,304          (435,806)
Income taxes                                                                           0                  0
                                                                       -------------------------------------
Net income/loss after income taxes                                               $78,304         ($435,806)
                                                                       =====================================

Income/loss per share - basic                                                      $0.03            ($0.19)
                                                                       =====================================
                      - diluted                                                    $0.01            ($0.19)
                                                                       =====================================
Weighted average common shares - basic                                         2,949,755          2,534,430
                                                                       =====================================
                               - diluted                                       6,219,177          2,534,430
                                                                       =====================================

See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             MARCH 31,          MARCH 31,
                                                                               1999               1998
                                                                       -------------------------------------
                                                                            (Unaudited)       (Unaudited)
Operating activities
Net gain/loss                                                                    $78,304         ($435,806)
Adjustments to reconcile net gain/loss to net
     cash used in operating activities:
     Minority interest                                                                 0            (7,179)
     Depreciation and amortization                                                31,653             89,245
     Provision for bad debt                                                      155,949          1,047,236
     Recognition of compensatory granting
          non-qualified stock options                                                  0                931
     Recognition of the issuance of common
          stock warrants an options                                                    0             14,426
     Changes in operating assets and
          liabilities:
          Accounts receivables                                               (1,305,024)        (2,238,926)
          Other current assets                                                    17,807          (713,925)
          Deferred taxes                                                               0                  0
          Accounts payable and other current
          liabilities                                                            343,583            288,566
                                                                       -------------------------------------
Net cash used in operating activities                                          (677,728)        (1,955,432)
Investing activities
Purchase of equipment                                                            (1,084)           (97,729)
                                                                       -------------------------------------
Net cash used in investing activities                                            (1,084)           (97,729)
Financing activities
Payment of notes                                                                       0          (505,006)
Proceeds from sale of common stock                                               687,555                  0
Proceeds from sale of preferred stock                                                  0          4,532,320
Proceeds from notes payable                                                      177,000                  0
                                                                       -------------------------------------
Net cash provided by financing activities                                        864,555          4,027,314
                                                                       -------------------------------------
Net increase in cash and cash equivalents                                        185,743          1,974,153
Cash and cash equivalents at beginning
     of year                                                                     444,963            804,924
                                                                       -------------------------------------
Cash and cash equivalents at end of period                                      $630,706         $2,779,077
                                                                       =====================================


See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMETNS
                                   (UNAUDITED)
                                 MARCH 31, 1999

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB dated March 31, 1999, for the period ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE B - NET INCOME/(LOSS) PER SHARE

        The Company's net income/(loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC)staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the 8% Senior Convertible Preferred Stock (the "Senior Convertible Preferred Stock") have been excluded from the computation because the effect of their inclusion would be anti-dilutive for March 31, 1998.

        In accordance with SFAS No. 128, the table below presents both basic and dilutive income/(loss) per share:

                                                  Three Months Ended
                                                  March 31, March 31,
                                                    1999       1998
Net Income/(Loss)                                  $78,304  $(435,806)
                                                 =========  =========

Weighted average shares outstanding - Basic      2,949,755  2,534,430

Incremental shares under stock option plans        135,537      -

Conversion of 8% Senior Convertible
Preferred Stock                                  3,133,885      -
                                                 ---------  ---------

Weighted average shares outstanding - diluted    6,219,177  2,534,430
                                                 =========  =========

Basic income/(loss) per share                        $0.03     $(0.19)
                                                 =========  =========

Diluted income/(loss) per share                      $0.01     $(0.19)
                                                 =========  =========

NOTE C - FINANCING

        On January 26, 1999 the Company received $77,000 from Wexford Partners, LLP ("Wexford") which constituted the last part of the $472,000 loan agreement between the Company and Wexford.

        On February 22, 1999 the Company received a loan of $100,000 from RVR Consulting ("RVR"). Two of the principles of RVR are Joseph J. Raymond, Jr., the Chairman and CEO of the Company and Sergio Vallejo, the Chief Operating Officer of the Company. The loan has no stated interest rate, nor does it include a term.

        On March 4, 1999 the Board of Directors modified a consulting agreement, previously approved by the Board, between the Company and Structure Management, Inc. ("Structure"). Structure has a consulting agreement with the Company to provide consulting services related to operations and financing of the Company. Under the existing consulting agreement, Structure was granted warrants to purchase 120,000 shares of common stock at a price of $2.00 each. The Board approved the conversion of such warrants to options for the purchase of common stock of the Company priced at $2.00 per share. Following the conversion, the options were exercised and the shares have been issued. The Company received $240,000 for the exercise of these options.

        Additionally, the Board of Directors approved the establishment of a consultants stock option plan (the "1999 Consultants Stock Option Plan"). The Company made a grant to Jeffrey Raymond of 117,500 options to purchase common stock in the Company, pursuant to the 1999 Consultants Stock Option Plan, at the intraday trading low of the Company's common stock on March 9, 1999 or $1.25. Following the grant of such options, Mr. Jeffrey Raymond exercised those options and shares were issued. The Company received $146,875 for the exercise of such options. Mr. Jeff Raymond is the brother of Mr. Joseph Raymond, Jr., Chairman and CEO of the Company. The Board also made a grant of 237,500 options, from the 1999 Consultants Stock Option Plan, to purchase common stock in the Company at the intraday low trading price on March 9, 1999 or $1.25 to John Trevisan, a principal owner of Texas International Investment, Inc. Following the grant of such options, Mr. Trevisan exercised his options and shares were issued. The Company received $296,875 for the exercise of these options.

NOTE D - DISCONTINUANCE OF CERTAIN LINES OF BUSINESS

        On November 13, 1998, the Company's Board of Directors voted to sell, close and/or otherwise divest the operations of Complete Wellness Weight Management, Inc., ("CWWM"), one of its wholly owned subsidiaries.

        On April 21, 1999 the Company's Board of Directors approved a formal plan for CWWM to file for Chapter 7 bankruptcy proceedings. The Company anticipates that the formal filing for such proceedings will take place prior to the end of May 1999.

        At the date of bankruptcy filing, this subsidiary will no longer be included in the Company's consolidated financial results. The Company's investment in this subsidiary will be adjusted to reflect those liabilities that are guaranteed by the Company. The remaining liabilities of the subsidiary, approximately $4,509,000, will be adjusted through changes to additional paid in capital of the Company.

NOTE E - OTHER TRANSACTIONS

        On October 1, 1998 the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to comply with the exercise of certain demand registration rights by the holders of shares of its Common Stock. Such shares of Common Stock were acquired upon conversion of shares of the Senior Convertible Preferred Stock. Subsequent to the filing, the Company arranged for a private sale of the Common Stock to twelve purchasers. On January 20, 1999 the Company amended the registration statement to respond to SEC comments on the first filing in addition to adding shares of Common Stock to the registration statement.

        On February 10, 1999 the Company asked the SEC to formally withdraw the amended registration statement as the Company's Board of Directors could not reach unanimous agreement as to its filing. It is currently the Company's plan, assuming Board of Director approval, to file a new registration statement prior to June 30, 1999. If filed, the Senior Convertible Preferred Stock holders and certain other Common Stock holders will be the selling shareholders. This registration statement is expected to increase the number of fully tradable shares, if certain warrants are exercised, by approximately 1,250,000 shares if and when declared effective.

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

        Through March 31, 1999 the Company has directly formed 93 medical corporations representing 122 clinics, of which 81 are in operation as of that date. The operations of all the operating medical corporations are included in the consolidated financial statements of the Company. At March 31, 1999, the Company, as a result of its medical operations, had revenues of $4,537,631 and income from operations of $107,311, without regard to certain corporate overhead allocations.

        Included in the Company's March 31, 1999 consolidated financial statements are the results of operations of Complete Wellness Smoking Cessation, Inc. ("Smokenders"). For the three months ended March 31, 1999, Smokenders had revenue of $39,022 and losses from operations of $29,007.

        The closings, divestitures and spin-offs of non-profitable or unrelated business units, such as Optimum Health Services, Inc., Complete Wellness Weight Management, Inc. and Complete Billing Inc., are expected to allow management to focus on the Company's core business, integrating traditional and complementary/alternative medical centers, and significantly improve the Company's operating results in future periods.

RESULTS FROM OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1998

        Revenue. During the three months ended March 31, 1999 the Company had revenues of $4,588,085 as compared to $7,328,477 for the three months ended March 31, 1998. The decrease of $2,740,392 was due primarily to Complete Wellness Weight Management being idle in 1999. CWWM revenues for the three month period ended March 31, 1998 were $2,368,656. Integrated Medical Center revenues for the three months ended March 31, 1999 were $4,502,912 as compared to $4,874,139 for the three months ended March 31, 1998. The decrease of $371,227 was attributable to the lack of growth of the existing 81 Integrated Medical Centers. The Company had a net reduction of 4 Integrated Medical Centers after March 31, 1998. During the three months ended March 31, 1999 Smokenders had revenues of $39,022 as compared to $45,552 for the three months ended March 31, 1998. The decrease of $6,530 was due to a slow down in the seminar programs, which the Company believes will be continual.

        Salary and Consulting Costs. During the three months ended March 31, 1999 the Company incurred salary and consulting costs of $803,541 as compared to $1,521,834 three months ended March 31, 1998. The decrease of $718,293 was primarily due to Complete Wellness Weight Management being idle in 1999 and the reduction of personnel at the corporate headquarters.

        Management Fees. During the three months ended March 31, 1999 the Company incurred management fees of $3,184,923 as compared to $2,626,890 for the three months ended March 31, 1998. These are fees that are paid to the affiliated chiropractors' admincorps for managing the day to day operations of the Integrated Medical Centers. The increase of $558,033 for the three month period ended March 31, 1999 was due primarily to reduced fees due CWC as a result of contract changes in 22 of the existing 81 Integrated Medical Centers.

        Rent. During the three months ended March 31, 1999 the Company incurred rent expenses of $41,471 as compared to $508,574 for the three months ended March 31, 1998. Rent consists of amounts incurred for administrative and medical office space and certain equipment leased by the Company at corporate headquarters and the medical clinics. The decrease of $467,103 was due primarily to Complete Wellness Weight Management being idle in 1999.

        Advertising and Marketing. During the three months ended March 31, 1999 the Company incurred advertising and marketing expenses of $3,147 as compared to $209,763 for the three months ended March 31, 1998. The decrease of $206,616 is primarily attributable to Complete Wellness Weight Management being idle in 1999.

        Bad Debt Expense. During the three months ended March 31,1999 the Company had bad debt expenses of $155,949 as compared to $1,047,236 for the three months ended March 31, 1998. The decrease of $891,287 was primarily due to the decrease in revenue of the medical clinics for the period and the increase in collections of outstanding accounts receivable.

        Network Development Costs. All network development costs related to the activities of Optimum Health Services, Inc. During the three months ended March 31, 1998 the Company's OHS subsidiary experienced network development costs of $203,658. As a result of the spin-off of OHS in November 1999 the Company will not incur any of these costs in 1999.

        General and Administrative. During the three month period ended March 31, 1999, the Company incurred general and administrative expenses of $274,322 as compared to $1,118,588 for the three months ended March 31, 1998. The decrease of $844,266 was due primarily to Complete Wellness Weight Management being idle in 1999 and the reduction of corporate overhead in such categories as insurance costs, legal and accounting costs, travel and entertainment costs and various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

        Depreciation and Amortization. During the three months ended March 31, 1999, the Company incurred depreciation and amortization expense of $31,653 as compared to $85,783 for the three months ended March 31, 1998. The decrease of $54,130 resulted from the previous write down of idle assets.

        Operating Income. The consolidated operating income of the Company was $78,304 for the three months ended March 31, 1999 as compared to a consolidated loss of $463,325 for the three months ended March 31, 1998. The increase resulted from improved corporation overhead reductions, operations at the Company's medical centers and benefited from the discontinuance of the operations of OHS, CWWM and CBI.

        Interest Expense. During the three months ended March 31, 1999 the Company had interest expense of $9,500 as compared to $1,523 for the three months ended March 31, 1998. The increase of $7,977 resulted from the interest due on notes payable.

        Interest Income. During the three months ended March 31, 1999, the Company had interest income of $1,187 as compared to $21,863 for the three months ended March 31, 1998. The decrease of $20,676 resulted from a lower amount of invested funds in 1999 as compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three months ended March 31, 1999, the Company had net income of $78,304 as compared to a net loss of $435,806 for the three months ended March 31, 1998. At March 31, 1999, the Company had working capital of $(3,635,008) and an accumulated deficit of $15,575,536. Net cash used in operations for the three months ended March 31, 1999 was $(677,728), as compared to $(1,955,432) for the three months ended March 31, 1998. Negative cash flows are attributable primarily to net losses in 1998 and increases in cash flows for the three months ended March 31, 1999 are attributable primarily to increases in accounts receivable net of accounts payable and other current liabilities. For the three months ended March 31, 1999 the Company used $1,084, as compared to $97,729 for the three months ended March 31,1998, for the purchase of equipment.

        The Company intends to develop no fewer than 21 additional medical clinics by December 31, 1999. The average cost to the Company to develop a medical clinic is approximately $15,000.

        The Company had previously committed to fund future working capital requirements of Smokenders totaling $98,000 which has been totally funded through December 31, 1998 and is reflected in the accompanying condensed consolidated financial statements. In addition, the Company is obligated to pay royalty fees of 5% of total revenues to Oxford Health Plan and a minimum of $26,000 per annum to the founders of Smokenders as a result of its acquisition of Smokenders. This obligation is payable in annual installments over a 10 year period.

        The Company has entered into employment agreements with certain key employees which generally provide for continued employment through August 31, 2000 at an aggregate annual compensation level of $400,000. In the event the employees subject to such agreements were terminated by the Company for reasons other than "with cause", the employees would receive 6 to 12 months compensation and benefits upon separation. The Company has not obtained key man life insurance for employees subject to such employment agreements.

        In addition, the Company has entered into various consulting agreements which generally provide for payment of "finders fees" of $1,500 to $4,000 for each chiropractic clinic identified by the consultant and integrated by the Company subject to certain maximum amounts ranging from up to $1,000,000 per consultant. Certain consulting agreements also provide for the Company to pay royalties ranging from 1% to 10% of gross collections at Integrated Medical Centers identified by the consultant for periods ranging from 5 to 25 years after integration. One consulting contract also provides for the payment of 1% of any increases in gross cash collections over the preceding 12 month period, at any Integrated Medical Center which the consultant provides specific services to.

        The Company and its affiliates are involved in the following material legal proceedings:

        Complete Wellness Centers, Inc. is currently involved in four material legal proceedings. The first matter is an action brought in Sarasota Florida in July 1997 by Jeffrey Friedlander, a medical doctor, against the Company for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March, 1999, and a verdict was entered against the Company in the amount of $141,000, which includes $100,000 in punitive damages. The Company contests the jury finding and has appealed the decision. The Company expects to settle this matter on terms favorable to the Company.

        The second matter is a breach of contract action brought by Comprehensive Billing Services, Inc., a medical billing company, against the Company and one of the Integrated Medical Centers in Tampa, Florida, in May 1998 alleging a breach of contract and seeking damages of approximately $14,500. The Company has submitted its answer and discovery is currently underway. The Company intends to defend the suit vigorously.

        The third matter involves an action initiated by James Renegar, a massage therapist, in Pinellas County, Florida in May 1998 against the Company for an unspecified amount of back wages which the therapist alleges is owed him. He has sued the Company and the Integrated Medical Center for the wages, alleging an oral contract with the Company. The Company denies that he was an employee of the Company and is vigorously defending the action.

        The fourth matter involves a suit by the former president, Hiam Zittman, of a Company subsidiary, Complete Wellness Weight Management, Inc. in Federal Court in the Southern District of New York in October 1998, alleging breach of his employment contract by the Company. Mr. Zittman was terminated for cause in April, 1998, and filed a breach of contract action seeking damages under the contract. The Company intends to defend the action vigorously and has filed an answer in the matter.

        In addition to the matters described above, the Company's subsidiaries are involved in the following legal matters:

        Complete Wellness Weight Management, Inc.("CWWM"), a wholly-owned subsidiary of the Company, ceased operations in December, 1998. At the time, it vacated the various store locations which it had rented to conduct business. In vacating the premises, CWWM had outstanding lease obligations, which were not guaranteed by the Company. Many of the landlords of those various locations have brought suit against CWWM seeking to recover damages under the leases, for past and future rent and associated charges. The Company has not opposed those collection actions, and several such suits have proceeded to judgment against CWWM. Although no plaintiffs in such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company. Likewise, certain other creditors, including vendors to various CWWM facilities, have brought collection actions against CWWM. Once again, although no such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company.

        The Company has a number of ongoing disputes with former employees, vendors and Integrated Medical Center Doctors. The Company believes these disputes are in the normal course of business and are not material. The Company endeavors to settle such disputes in a timely manner.

        In November 1997, various facilities of the Company's operations were searched by federal authorities pursuant to search warrants, and the government removed various computer equipment, records and documents. During 1998, various employees of the Company and certain subsidiaries were served with subpoenas requesting records and documents related to billing and claims coding, clinical relationships and corporate records. The Company believes it may be a target in this investigation. Only one employee has received a target letter stating that the employee is a subject of the investigation. While it is too early to predict the outcome of any of the ongoing investigations of the

Company or the initiation of any additional investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid, CHAMPUS or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare, Medicaid or CHAMPUS programs and similar other reimbursement programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

        The Company is currently seeking additional financing in the form of a private placement of up to 1,000,000 shares of its common stock, the net proceeds of which are expected to repay current debt, fund the development of additional Integrated Medical Centers, and to fund general corporate working capital requirements. The Company anticipates utilizing the services of one or more investment advisors/bankers to assist the Company in consummating this financing.

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

        The Company has been and is continuing to assess the implications on its operations of the Year 2000 issue. At March 31, 1999, the process of evaluation of the Company's services, products and internal systems was underway and is expected to be completed by June 30, 1999. At this time, the Company is satisfied that all of its major vendors have or are in the process of verifying to the Company their Year 2000 compliance. The Company's internal systems have been updated, where appropriate, to accomplish Year 2000 compliance. Any actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not expected to be material.

Net Operating Loss Carryforward

        At December 31, 1998, the Company and its wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $3,030,000, which expire between 2010 and 2011. The Company files a consolidated federal tax return with its wholly owned subsidiaries. CWC, LLC was not included in this tax return through May 1998. CWC, LLC is treated as a partnership for tax purposes and its gains and losses are reflected at each member's level as of that date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's Preferred Stock financing and other equity offerings. A valuation allowance of approximately $4,546,000 has been established at December 31, 1998 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses. Utilization of the net operating loss carryforwards may be significantly limited, based on changes in the Company's ownership.

Seasonality

        The Company believes that the patient volumes at its Integrated Medical Centers are not significantly affected by seasonality.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        The Company and its affiliates are involved in the following material legal proceedings:

        Complete Wellness Centers, Inc. is currently involved in four material legal proceedings. The first matter is an action brought in Sarasota Florida in July 1997 by Jeffrey Friedlander, a medical doctor, against the Company for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March, 1999, and a verdict was entered against the Company in the amount of $141,000, which includes $100,000 in punitive damages. The Company contests the jury finding and has appealed the decision. The Company expects to settle this matter on terms favorable to the Company.

        The second matter is a breach of contract action brought by Comprehensive Billing Services, Inc., a medical billing company, against the Company and one of the Integrated Medical Centers in Tampa, Florida, in May 1998 alleging a breach of contract and seeking damages of approximately $14,500. The Company has submitted its answer and discovery is currently underway. The Company intends to defend the suit vigorously.

        The third matter involves an action initiated by James Renegar, a massage therapist, in Pinellas County, Florida in May 1998 against the Company for an unspecified amount of back wages which the therapist alleges is owed him. He has sued the Company and the Integrated Medical Center for the wages, alleging an oral contract with the Company. The Company denies that he was an employee of the Company and is vigorously defending the action.

        The fourth matter involves a suit by the former president, Hiam Zittman, of a Company subsidiary, Complete Wellness Weight Management, Inc. in Federal Court in the Southern District of New York in October 1998, alleging breach of his employment contract by the Company. Mr. Zittman was terminated for cause in April, 1998, and filed a breach of contract action seeking damages under the contract. The Company intends to defend the action vigorously and has filed an answer in the matter.

        In addition to the matters described above, the Company's subsidiaries are involved in the following legal matters:

        Complete Wellness Weight Management, Inc.("CWWM"), a wholly-owned subsidiary of the Company, ceased operations in December, 1998. At the time, it vacated the various store locations which it had rented to conduct business. In vacating the premises, CWWM had outstanding lease obligations, which were not guaranteed by the Company. Many of the landlords of those various locations have brought suit against CWWM seeking to recover damages under the leases, for past and future rent and associated charges. The Company has not opposed those collection actions, and several such suits have proceeded to judgment against CWWM. Although no such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company. Likewise, certain other creditors, including vendors to various CWWM facilities, have brought collection actions against CWWM. Although no plaintiffs in such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company.

        The Company has a number of ongoing disputes with former employees, vendors and Integrated Medical Center Doctors. The Company believes these disputes are in the normal course of business and are not material. The Company endeavors to settle such disputes in a timely manner.

        In November 1997, various facilities of the Company's operations were searched by federal authorities pursuant to search warrants, and the government removed various computer equipment, records and documents. During 1998, various employees of the Company and certain subsidiaries were served with subpoenas requesting records and documents related to billing and claims coding, clinical relationships and corporate records. The Company believes it may be a target in this investigation. Only one employee has received a target letter stating that the employee is a subject of the investigation. While it is too early to predict the outcome of any of the ongoing investigations of the Company or the initiation of any additional investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid, CHAMPUS or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare, Medicaid or CHAMPUS programs and similar other reimbursement programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable

ITEM 5.    OTHER INFORMATION
           Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)    Exhibits filed: None
            (b)    Reports on Form 8-K
            3/15/99 Item 5 Change in Registrant's Certifying Accountant
                    Item 7 Exhibits
            3/12/99 Item 5 Change in Registrant's Certifying Accountant
                    Item 7 Exhibits
            3/09/99 Item 1 Change in Control of Registrant
                    Item 7 Exhibits

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Complete Wellness Centers, Inc.

 Date: May 13, 1999                    By  /s/ Michael T. Brigante
                                       ---------------------------
                                           Michael T. Brigante
                                         Chief Financial Officer