Form 10QSB
period 1999-06-30
COMPLETE WELLNESS CENTERS INC
filed 1999-08-13
CIK 1022828

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB
                QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

                  --------------------------------------------

                         Commission file number 0-22115

                  --------------------------------------------

                         COMPLETE WELLNESS CENTERS, INC.
       (Exact name of small business issuer as specified in its charter)

             DELAWARE                                     52-1910135
            ----------                                   ------------
  (State or jurisdiction of                             (IRS Employer
Incorporation or Organization)                      Identification Number)

                  ---------------------------------------------

           666 ELEVENTH STREET, NW, SUITE 200, WASHINGTON, D.C. 20001
                        --------------------------------
          (Address and telephone number of principal executive offices)

                                 (202) 639-0732
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, at June 30, 1999: 3,536,755 shares of Common Stock.

Transitional Small Business Disclosure Format (check one) Yes ___ No _X_

===============================================================================

                         COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSB

                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)........................  3

           CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1999 AND December 31, 1998................  3

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND
                JUNE 30, 1998 .....................................  4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR SIX ENDED JUNE 30, 1999 AND
                JUNE 30,1998.......................................  5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS.........................................  6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS................ 10

PART II.   OTHER INFORMATION....................................... 16

ITEM 1     LEGAL PROCEEDINGS....................................... 16

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS............... 17

ITEM 3     DEFAULTS UPON SENIOR SECURITIES......................... 17

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..... 17

ITEM 5     OTHER INFORMATION....................................... 17

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K........................ 17

SIGNATURES ........................................................ 18

ITEM 1 -- FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,        December 31,
                                                                                    1999              1998
                                                                                ------------------------------
                                                                                 (Unaudited)         (Audited)

                       ASSETS

Current Assets:
     Cash and cash equivalents                                                  $   547,137        $   444,963
     Patient receivables, net of allowance for
     Doubtful accounts of $7,103,296 and $6,255,238                               6,928,245          5,766,369
     Inventory                                                                       46,228             53,405
     Prepaid expenses                                                                 5,171              9,661
     Other assets                                                                    42,716             49,774
                                                                                ------------------------------
Total current assets                                                              7,569,497          6,324,172
Furniture and equipment, net                                                        309,399            369,583
Deposits                                                                             29,683             31,983
                                                                                ------------------------------
Total assets                                                                    $ 7,908,579        $ 6,725,738
                                                                                ==============================

             LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities:

     Current portion of notes payable                                           $   569,000                  -
     Accounts payable and accrued expenses                                        6,122,161        $ 6,693,321
     Accrued management fees and leases                                           3,951,599          4,020,288
                                                                                -------------------------------
Total current liabilities                                                        10,642,760         10,713,609
Note payable                                                                        350,000            392,000
Stockholders' equity/(deficit):
     Common Stock,$.0001665 par value per share
       50,000,000 shares authorized, 3,536,755
       shares issued and outstanding                                                    588                409
     Convertible Preferred Stock, $.01 par value
       per share, 8% Cumulative, 115,239 shares
       currently issued and outstanding                                           5,294,278          5,016,620
     Additional capital                                                           7,245,614          6,119,833
     Accumulated deficit                                                        (15,624,661)       (15,516,733)
                                                                                -------------------------------
Total stockholders' deficit                                                      (3,084,181)        (4,379,871)
                                                                                -------------------------------
Total liabilities and stockholders' equity/(deficit)                            $ 7,908,579        $ 6,725,738
                                                                                ===============================

Note: The Balance Sheet at December 31, 1998 has been extracted from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                            JUNE 30,                                   JUNE 30,
                                                    1999                1998                1999                    1998
                                                (Unaudited)         (Unaudited)          (Unaudited)             (Unaudited)
                                               -----------          ----------           ----------              -----------
Revenue:
     Integrated medical clinics                 $3,652,850          $5,144,177           $8,155,762              $10,018,316
     Weight management centers                           0           2,935,295                    0                5,303,951
     Other income                                   30,428              66,085              115,600                  151,767
                                               -----------          ----------           ----------              -----------
Total operating revenue                          3,683,278           8,145,557            8,271,362               15,474,034
Direct expenses:
     Salary and consulting costs                   633,507           2,218,061            1,439,192                3,739,895
     Management fees                             1,627,785           2,371,113            4,810,524                4,998,003
     Cost of revenues                                  716             612,203                7,178                1,081,679
     Rent                                           37,879             745,140               79,350                1,253,714
     Advertising and marketing                       4,852             396,090                7,999                  605,853
     Bad debt expense                              605,990           1,122,304              761,939                2,169,540
                                               -----------          ----------           ----------              -----------
Total direct expenses                            2,910,729           7,464,911            7,106,182               13,848,684
Network development cost                                 0             224,018                    0                  427,676
General and administrative                         631,291           1,007,155              905,651                2,125,743
Depreciation and amortization                       31,646              24,125               63,300                  109,908
                                               -----------          ----------           ----------              -----------
Operating gain/loss                                109,612            (574,652)             196,229               (1,037,977)
Interest expense                                    20,000                   0               29,500                    1,523
Interest income                                      1,813               4,947                3,000                   26,810
                                               -----------          ----------           ----------              -----------
Net income/loss before income taxes                 91,425            (569,705)             169,729               (1,005,511)
Income taxes                                             0               1,045                    0                    1,045
                                               -----------          ----------           ----------              -----------
Net income/loss after income taxes                 $91,425           ($570,750)            $169,729              ($1,006,556)
                                               ===========          ==========           ==========              ===========
Income/loss per share - basic                        $0.03              ($0.22)               $0.05                   ($0.40)
                                               ===========          ==========           ==========              ===========
                      - diluted                      $0.01              ($0.22)               $0.03                   ($0.40)
                                               ===========          ==========           ==========              ===========
Weighted avg. common shares - basic              3,536,755           2,543,610            3,536,755                2,539,020
                                               ===========          ==========           ==========              ===========
                            - diluted            6,829,298           2,543,610            6,806,177                2,539,020
                                               ===========          ==========           ==========              ===========

See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                    JUNE 30,          JUNE 30,
                                                                                     1999               1998
                                                                                 ------------------------------
                                                                                  (Unaudited)        (Unaudited)

Operating activities
Net income/loss                                                                  $   169,729        ($1,006,556)
Adjustments to reconcile net income/loss to net
     cash used in operating activities:
     Minority interest                                                                     0             (7,179)
     Depreciation and amortization                                                    63,300            109,908
     Provision for bad debt                                                          761,939          2,169,540
     Recognition of compensatory granting
          non-qualified stock options                                                      0             67,083
     Recognition of the issuance of common
          stock warrants an options                                                        0             38,059
     Changes in operating assets and
          liabilities:
          Accounts receivables                                                    (1,923,815)        (4,414,841)
          Other current assets                                                        21,025           (683,460)
          Deferred taxes                                                                   0                  0
          Accounts payable and other current                                        (289,848)           956,493
          liabilities
                                                                                 ------------------------------
Net cash used in operating activities                                             (1,197,670)        (2,770,953)
Investing activities
Purchase of equipment                                                                 (3,116)           (61,506)
Acquisition Costs                                                                          0           (120,805)
                                                                                 ------------------------------
Net cash used in investing activities                                                 (3,116)          (182,311)
Financing activities
Payment of notes                                                                           0           (505,006)
Proceeds from sale of common stock                                                 1,125,960              2,909
Proceeds from sale of preferred stock                                                      0          4,532,320
Proceeds from notes payable                                                          177,000                  0
                                                                                 ------------------------------
Net cash provided by financing activities                                          1,302,960          4,010,229
                                                                                 ------------------------------
Net increase in cash and cash equivalents                                            102,174          1,056,965
Cash and cash equivalents at beginning
     of year                                                                         444,963            804,924
                                                                                 ------------------------------
Cash and cash equivalents at end of period                                        $  547,137         $1,861,889
                                                                                 ==============================

See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMETNS
                                   (UNAUDITED)
                                  JUNE 30, 1999

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

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

       The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB dated March 31, 1999, for the period ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE B - NET INCOME/(LOSS) PER SHARE

       The Company's net income/(loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC)staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the 8% Senior Convertible Preferred Stock (the "Senior Convertible Preferred Stock") have been excluded from the computation because the effect of their inclusion would be anti-dilutive for June 30, 1998.

         In accordance with SFAS No. 128, the table below presents both basic and dilutive income/(loss) per share:

                                           Three Months Ended         Six Months Ended

                                          June 30,    June 30,      June 30,   June 30,
                                            1999        1998          1999       1998
Net Income/(Loss)                       $   91,425   $ (570,750)  $  169,729  $(1,006,511)

Weighted avg. shares
outstanding - Basic                      3,536,755    2,543,610    3,536,755    2,539,020

Incremental shares under
stock option plans                          -             -          135,537        -

Conversion of 8% Senior
Convertible Preferred Stock              3,292,543        -        3,292,543        -

Weighted average shares
outstanding - diluted                    6,829,298    2,543,610    6,806,177    2,539,020

Basic income/(loss) per share                $0.03       $(0.22)       $0.05       $(0.40)

Diluted income/(loss) per share              $0.01       $(0.22)       $0.03       $(0.40)


NOTE C - FINANCING

         On January 26, 1999 the Company received $77,000 from Wexford Partners, LLP ("Wexford") which constituted the last installment to be loaned under the $472,000 loan agreement between the Company and Wexford.

         On February 22, 1999 the Company received a loan of $100,000 from RVR Consulting ("RVR"). Two of the principals of RVR are Joseph J. Raymond, Jr., the Chairman and CEO of the Company and Sergio Vallejo, the Chief Operating Officer of the Company. The loan has no stated interest rate, nor does it include a term.

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

         On April 21, 1999 the Company's Board of Directors approved a plan to raise up to $1,000,000 through a private placement of the Company's securities. The plan consisted of the issuance of up to 1,000,000 shares of the Company's common stock priced at $1.00 per share. Through June 30, 1999 the Company received $587,000 through the private placement of which $152,000 was used to cover costs of the offering. Unless otherwise extended by the Company's Board, the private placement is scheduled to close August 31, 1999.

NOTE D - DISCONTINUANCE OF CERTAIN LINES OF BUSINESS

         On November 13, 1998, the Company's Board of Directors voted to sell, close and/or otherwise divest the operations of Complete Wellness Weight Management, Inc., ("CWWM"), one of its wholly owned subsidiaries.

         On April 21, 1999 the Company's Board of Directors approved a formal plan for CWWM to file for Chapter 7 bankruptcy proceedings. The Company filed the formal Chapter 7 documents on July 6, 1999 in Trenton, New Jersey.

         As of the date of the bankruptcy filing, this subsidiary will no longer be included in the Company's consolidated financial results. The Company's investment in this subsidiary will be adjusted to reflect those liabilities that are guaranteed by the Company. The remaining liabilities of the subsidiary, approximately $4,509,000, will be adjusted through changes to additional paid in capital of the Company.

NOTE E - OTHER TRANSACTIONS

       On October 1, 1998 the Company filed a registration statement with the SEC to comply with the exercise of certain demand registration rights by the holders of shares of its Common Stock. Such shares of Common Stock were acquired upon conversion of shares of the Senior Convertible Preferred Stock. Subsequent to the filing, the Company arranged for a private sale of the Common Stock to twelve purchasers. On January 20, 1999 the Company amended the registration statement to respond to SEC comments on the first filing in addition to adding shares of Common Stock to the registration statement.

         On February 10, 1999 the Company asked the SEC to formally withdraw the amended registration statement as the Company's Board of Directors could not reach unanimous agreement as to its filing.

         On April 1, 1999 the Company reached a settlement with Hiam Zitman. Mr. Zitman had sued the Company for breach of his employment agreement with Complete Wellness Weight Management, Inc., a subsidiary of the Company. The settlement terms are that Mr. Zitman will receive $80,000 in value of the Company's common stock, valued at the date the common stock is registered with the SEC. If the Company fails to register the common shares underlying the common stock awarded Mr. Zitman in the settlement, the Company has 180 days from the date of the settlement to pay Mr. Zitman $80,000 in cash.

         On May 1, 1999, as a result of the failure to pay the minimum royalty fee of approximately $26,000 to the founding shareholders of Smokenders, the Company reached an agreement with those shareholders to transfer all licenses, patients, copyrights, trademarks, inventory and other assets back to them as of July 1, 1999 for no consideration and a release of debt on the royalty fee due as well as the assumption of certain liabilities. The Company will include the results of operations of Smokenders through June 30, 1999 in its consolidated results from operations.

         On June 30, 1999 the Company filed a registration statement on Form S-3 with the SEC. On July 14, 1999 the SEC contacted the Company by letter and informed the Company that it did not intend to review the filing and invited the Company to request acceleration of the effectiveness of the filing. The Company amended the registration statement and filed the final amendment on August 4, 1999. On August 4, 1999 the Company made a formal request to the SEC for an acceleration of the effective date for the filing and such request was granted.

         On July 6, 1999 the Company filed a Chapter 7 bankruptcy petition for Complete Wellness Weight Management, Inc. a subsidiary of the Company. The filing took place in Trenton, NJ.

         On July 25, 1999 the Company's Board of Directors appointed Mr. Sergio Vallejo as President of the Company as a result of the resignation of Dr. Eric Kaplan from that position. Mr. Vallejo also serves as Chief Operating Officer and is a Board member. Dr. Kaplan remains a Board member.

         On July 27, 1999 Mr. Frederick Simon resigned from the Company's Board of Directors. Mr. Simon is a Senior Vice President of Wexford Management, LLC. Wexford is the owner of 103,861 of the Company's preferred shares and has extended to the Company a senior secured loan in the amount of $472,000.

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

       Through June 30, 1999 the Company has directly formed 90 medical corporations representing 112 clinics, of which 63 are in operation as of that date. The operations of all the medical corporations are included in the consolidated financial statements of the Company. At June 30, 1999 and June 30, 1998 the Company, as a result of its medical operations, had revenues of $8,155,762 and $10,018,316 respectively.

       Included in the Company's June 30, 1999 consolidated financial statements are the results of operations of Smokenders. At June 30, 1999 and June 30, 1998 Smokenders, as a result of its operations, had revenues of $61,216 and $103,645 respectively. The Company divested itself of Smokenders at June 30, 1999.

         The closings, divestitures and spin-offs of non-profitable or unrelated business units, such as Complete Wellness Weight Management, Inc., Smokenders and Complete Billing Inc., are expected to allow management to focus on the Company's core business, integrating traditional and complementary/alternative medical centers, and significantly improve the Company's operating results in future periods. The Company anticipates that the weight loss programs offered by CWWM and the smoking cessation programs offered by Smokenders will continue to be offered by its Integrated Medical Centers.

RESULTS FROM OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1998

       Revenue. During the three and six months ended June 30, 1999 the Company had revenues of $3,683,278 and $8,271,362 respectively, as compared to $8,145,557 and $15,474,034 for the three and six months ended June 30, 1998. The decrease of $4,462,279 and $7,202,672 for the three and six months was due primarily to Complete Wellness Weight Management being idle in 1999. CWWM revenues for the three and six months ended June 30, 1998 were $2,935,295 and $5,303,951. Integrated Medical Center revenues for the three and six months ended June 30, 1999 were $3,652,850 and $8,155,762 respectively, as compared to $5,144,177 and $10,018,316 for the three and six months ended June 30, 1998. The decrease of $1,491,327 and $1,862,554 for the three and six months was attributable to the lack of growth of the existing 63 Integrated Medical Centers and a net reduction of 21 Integrated Medical Centers after June 30, 1998. During the three and six months ended June 30, 1999 Smokenders had revenues of $22,194 and $61,216 respectively, as compared to $58,093 and $103,645 for the three months ended June 30, 1998. The decrease of $35,899 and $42,429 was due to a slow down in the seminar programs and a winding down of the business.

      Salary and Consulting Costs. During the three and six months ended
June 30, 1999 the Company incurred salary and consulting costs of $633,507 and $1,439,192 respectively, as compared to $2,218,061 and $3,739,895 for the three and six months ended June 30, 1998. The decrease of $1,584,554 and $2,300,703 was primarily due to Complete Wellness Weight Management being idle in 1999 and the reduction of personnel at the corporate headquarters.

       Management Fees. During the three and six months ended June 30, 1999 the Company incurred management fees of $1,627,785 and $4,810,524 respectively, as compared to $2,371,113 and $4,998,003 for the three and six months ended June 30, 1998. These are fees that are paid to the affiliated chiropractors' admincorps for managing the day to day operations of the Integrated Medical Centers. The decrease of $743,328 and $187,479 was due primarily to reduced revenues in the medical clinics, contractual changes in 18 of the 63 medical clinics and a reduction of 21 clinics after June 30, 1998.

       Rent. During the three and six months ended June 30, 1999 the Company incurred rent expenses of $37,879 and $79,350 respectively, as compared to $745,140 and $1,253,714 for the three and six months ended June 30, 1998. Rent consists of amounts incurred for administrative, medical office space and certain equipment leased by the Company at corporate headquarters and the medical clinics. The decrease of $707,261 and $1,174,364 was due primarily to Complete Wellness Weight Management being idle in 1999.

       Advertising and Marketing. During the three and six months ended June 30, 1999 the Company incurred advertising and marketing expenses of $4,852 and $7,999 respectively, as compared to $396,090 and $605,853 for the three and six months ended June 30, 1998. The decrease of $391,238 and $597,854 is attributable to Complete Wellness Weight Management being idle in 1999.

       Bad Debt Expense. During the three and six months ended June 30,1999 the Company had bad debt expenses of $605,990 and $761,939 respectively, as compared to $1,122,304 and $2,169,540 for the three and six months ended June 30, 1998. The decrease of $516,314 and $1,407,601 was primarily due to the decrease in revenue of the medical clinics for the periods, the increase in collections of outstanding accounts receivable and a reduction in the percentage used to calculate the reserve based on historical experience.

       Network Development Costs. All network development costs relate to the activities of Optimum Health Services, Inc. During the three and six months ended June 30, 1998 the Company's OHS subsidiary experienced network development costs of $224,018 and $427,676 respectively. As a result of the spin-off of OHS in November 1998 the Company will not incur any of these costs in 1999.

       General and Administrative. During the three and six months ended
June 30, 1999, the Company incurred general and administrative expenses of $631,291 and $905,651 respectively, as compared to $1,007,155 and $2,125,743 for the three and six months ended June 30, 1998. The decrease of $375,864 and $1,220,092 was due primarily to Complete Wellness Weight Management being idle in 1999 and the reduction of corporate overhead in such categories as insurance costs, legal and accounting costs, travel and entertainment costs and various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

       Depreciation and Amortization. During the three and six months ended June 30, 1999, the Company incurred depreciation and amortization expense of $31,646 and $63,300 respectively, as compared to $24,125 and $109,908 for the three and six months ended June 30, 1998. The increase of $7,521 for the three month period is attributable to the accelerated write down of idle assets. The decrease of $46,608 for the six month period is attributable to the previous write down of idle assets in 1998.

       Operating Income. The consolidated operating income of the Company was $109,612 and $196,229 for the three and six months ended June 30, 1999 as compared to a consolidated operating loss of $574,652 and $1,037,977 for the three and six months ended June 30, 1998. The increase resulted from improved operations at the Company's medical centers and benefited from the discontinuance of the operations of OHS, CWWM and CBI. Additionally, the Company has significantly reduced corporate overhead and has adjusted the calculations for certain reserves based on historical experience.

       Interest Expense. During the three and six months ended June 30, 1999 the Company had interest expense of $20,000 and $29,500 respectively, as compared to $0 and $1,523 for the three and six months ended June 30, 1998. The increase of $20,000 and $27,977 resulted from the interest due on notes entered into after June 30, 1998.

       Interest Income. During the three and six months ended June 30, 1999, the Company had interest income of $1,813 and $3,000 respectively, as compared to $4,947 and $26,810 for the three and six months ended June 30, 1998. The decrease of $3,134 and $23,810 resulted from a lower amount of invested funds in 1999 as compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

       Until 1999 the Company had experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three and six months ended June 30, 1999, the Company had net income of $91,425 and $169,729 as compared to a net loss of $570,751 and

$1,006,556 for the three and six months ended June 30, 1998. At June 30, 1999, the Company had working capital of $(3,073,263) and an accumulated deficit of $15,484,111. Net cash used in operations for the six months ended June 30, 1999 was $1,197,670, as compared to $2,770,953 for six months ended June 30, 1998. Negative cash flows are attributable primarily to net losses in 1998 and increases in cash flows for the three and six months ended June 30, 1999 are attributable primarily to increases in accounts receivable net of accounts payable and other current liabilities. For the six months ended June 30, 1999 the Company used $3,116, as compared to $61,506 for the six months ended June 30, 1998, for the purchase of equipment.

       The Company intends to develop approximately 15 additional medical clinics by December 31, 1999. The average cost to the Company to develop a medical clinic is approximately $15,000.

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

         The Company and its affiliates are involved in the following material legal proceedings:

         Complete Wellness Centers, Inc. is currently involved in three material legal proceedings. The first matter is an action brought in Sarasota Florida in July 1997 by Jeffrey Friedlander, a medical doctor, against the Company for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March, 1999, and a verdict was entered against the Company in the amount of $141,000, which includes $100,000 in punitive damages. The Company contests the jury finding and has appealed the decision.

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

         The Company is currently seeking additional financing in the form of a private placement of up to 1,000,000 shares of its common stock, the net proceeds of which are expected to repay current debt, fund the development of additional Integrated Medical Centers, and to fund general corporate working capital requirements. Through June 30, 1999 the Company has sold 587,000 shares of its common stock pursuant to the private placement and has received $435,000 net of related expenses. The Company anticipates continuing to utilizing the services of one or more investment advisors/bankers to assist the Company in consummating this financing.

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

         The Company has been and is continuing to assess the implications on its operations of the Year 2000 issue. At June 30, 1999, the process of evaluation the Company's services, products and internal systems was, in the Company's determination, complete. At this time, the Company is satisfied that all of its major vendors have or are in the process of verifying to the Company their Year 2000 compliance. The Company's internal systems have been updated, where appropriate, to accomplish Year 2000 compliance. Any actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not expected to be material.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         The Company and its affiliates are involved in the following material legal proceedings:

         Complete Wellness Centers, Inc. is currently involved in three material legal proceedings. The first matter is an action brought in Sarasota Florida in July 1997 by Jeffrey Friedlander, a medical doctor, against the Company for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March, 1999, and a verdict was entered against the Company in the amount of $141,000, which includes $100,000 in punitive damages. The Company contests the jury finding and has appealed the decision. The Company expects to settle this matter on terms favorable to the Company.

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


                                          Complete Wellness Centers, Inc.


 Date: August 13, 1999                    By  /s/ Michael T. Brigante
                                          ---------------------------
                                              Michael T. Brigante
                                              Chief Financial Officer