Form 10QSB
period 1999-09-30
COMPLETE WELLNESS CENTERS INC
filed 1999-11-15
CIK 1022828

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

                For the quarterly period ended September 30, 1999

                  --------------------------------------------

                         Commission file number 0-22115

                  --------------------------------------------
                         COMPLETE WELLNESS CENTERS, INC.
       (Exact name of small business issuer as specified in its charter)

             DELAWARE                                     52-1910135
            ----------                                   ------------
(State or jurisdiction of                   (IRS Employer Identification Number)
Incorporation or Organization)

                  ---------------------------------------------


           1964 Howell Branch, Suite 202, Winter Park, FL 32792
                        --------------------------------
          (Address and telephone number of principal executive offices)



                                 (407) 673-3073
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, at September 30, 1999: 4,365,744 shares of Common Stock.

Transitional Small Business Disclosure Format (check one) Yes ___ No _X_

================================================================================

                        COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSB
                                      INDEX



PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
           CONDENSED CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1999 AND DECEMBER 31, 1998................3
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                SEPTEMBER 30, 1998 .....................................4
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                1999 AND SEPTEMBER 30,1998..............................5
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS..............................................6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS....................10
PART II.   OTHER INFORMATION...........................................14
ITEM 1     LEGAL PROCEEDINGS...........................................14
ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS...................14
ITEM 3     DEFAULTS UPON SENIOR SECURITIES.............................14
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........14
ITEM 5     OTHER INFORMATION...........................................14
ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K............................15
SIGNATURES ............................................................15

ITEM 1 -- FINANCIAL STATEMENTS


                                 COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                                      1999                   1998
                                                                               --------------------  ---------------------
                                                                                   (Unaudited)            (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                              $590,692               $444,963
   Certificate of Deposit                                                                  111,002                      0
   Patient receivables, net of allowance for doubtful
     accounts of $7,544,631 and $6,255,238 at September
     30, 1999 and December 31, 1998, respectively                                        7,579,717              5,766,369
   Inventory                                                                                46,228                 53,405
   Prepaid expenses                                                                          9,373                  9,661
   Other assets                                                                             40,364                 49,774
                                                                               --------------------  ---------------------
     Total current assets                                                                8,377,376              6,324,172
Furniture and equipment, net of accumulated depreciation                                   278,779                369,583
Deposits                                                                                    29,683                 31,983
                                                                               --------------------  ---------------------
Total Assets                                                                            $8,685,838             $6,725,738
                                                                               ====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses                                                $1,897,899             $6,693,321
   Accrued management fees                                                               3,672,948              4,020,288
   Current portion of notes payable                                                         55,350                      0
                                                                               --------------------  ---------------------
     Total current liabilities                                                           5,626,197             10,713,609
Notes payable                                                                              663,650                392,000
Stockholders' equity (deficit):
   Common Stock,$.0001665 par value per share, 50,000,000 shares authorized,
     4,365,744 shares and 2,457,968 shares issued and outstanding at September
     30, 1999 and December 31, 1998, respectively                                              726                    409
   Senior Convertible Preferred Stock, $.01 par value per
     share, 2,000,000 shares authorized, 8% cumulative, 120,153 shares and
     115,239 shares issued and outstanding at September 30, 1999 and December
     31, 1998, respectively                                                                  1,202                  1,152
   Junior Convertible Preferred Stock, $.01 par value per
     share, 8% cumulative, 2,020 shares authorized,
     issued and outstanding at September 30, 1999                                               20                      0
   Additional paid in capital                                                           18,094,990             11,135,301
   Accumulated deficit                                                                 (15,700,947)           (15,516,733)
                                                                               --------------------  ---------------------
Total Stockholders' Equity (Deficit)                                                     2,395,991             (4,379,871)
                                                                               --------------------  ---------------------
Total Liabilities and Stockholders' Equity (Deficit)                                    $8,685,838             $6,725,738
                                                                               ====================  =====================

Note: The Balance Sheet at December 31, 1998 has been extracted from the audited financial statements at that date.


See notes to condensed consolidated financial statements.


                                 COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                        1999               1998               1999                1998
                                                  -----------------  -----------------  ------------------ -------------------
                                                    (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)

Revenue:
     Integrated medical clinics                         $3,479,720         $4,628,850         $11,751,082         $14,359,799
     Weight management centers                                   0          1,183,258                   0           6,487,210
                                                  -----------------  -----------------  ------------------ -------------------
Total operating revenue                                  3,479,720          5,812,108          11,751,082          20,847,009
Direct expenses:
     Salary and consulting costs                           796,683          1,678,928           2,235,875           4,548,467
     Management fees                                     1,493,966          2,144,369           6,304,490           6,869,608
     Cost of revenues                                            0            416,386               7,178           1,524,223
     Rent                                                   31,801            679,878             111,151           1,933,592
     Advertising and marketing                               6,536            222,435              14,534             829,104
     Bad debt expense                                      430,398          1,048,762           1,192,337           3,008,863
                                                  -----------------  -----------------  ------------------ -------------------
Total direct expenses                                    2,759,383          6,190,758           9,865,565          18,713,857
Network development cost                                         0            178,409                   0             606,084
General and administrative                                 598,513          1,744,833           1,504,164           4,737,720
Depreciation and amortization                               30,620             35,708              93,920             148,338
                                                  -----------------  -----------------  ------------------ -------------------
Operating income (loss)                                     91,204         (2,337,600)            287,433          (3,358,993)
Interest expense                                           (21,508)                 0             (51,008)             (1,487)
Interest income                                                643              2,144               3,643              27,597
                                                  -----------------  -----------------  ------------------ -------------------
Net income(loss) before income taxes                        70,339         (2,335,456)            240,068          (3,332,880)
Income taxes                                                     0                  0                   0                   0
                                                  -----------------  -----------------  ------------------ -------------------
Net income(loss) after income taxes                        $70,339        ($2,335,456)           $240,068         ($3,332,880)
                                                  =================  =================  ================== ===================

Income(loss) per share - basic                               $0.02             ($0.92)              $0.06              ($1.31)
                                                  =================  =================  ================== ===================
                       - diluted                             $0.01             ($0.92)              $0.03              ($1.31)
                                                  =================  =================  ================== ===================
Weighted avg. common shares - basic                      4,055,862          2,539,020           3,709,791           2,536,725
                                                  =================  =================  ================== ===================
                       - diluted                         7,452,824          2,539,020           7,037,140           2,536,725
                                                  =================  =================  ================== ===================


See notes to condensed consolidated financial statements.


                                 COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       1999             1998             1999             1998
                                                                 ----------------- ---------------- ---------------- ---------------
                                                                   (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
Operating activities
Net income (loss)                                                         $70,339      ($2,335,456)        $240,068     ($3,332,880)
Adjustments to reconcile net income (loss) to
   Net cash used in operating activities:
   Minority interest                                                            0            7,179                0               0
   Depreciation and amortization                                           30,620           35,708           93,920         148,338
   Provision for bad debt                                                 430,398          547,149        1,192,337       2,704,835
   Recognition of compensatory granting of
     Non-qualified stock options for common stock                         109,209            3,405          109,209          70,488
   Recognition of the granting of common stock
      Warrants                                                                  0                0                0          38,059
   Changes in operating assets and liabilities:
     Accounts receivables                                              (1,081,870)        (858,663)      (3,005,685)     (5,273,504)
     Other current assets                                                   8,146          333,443           29,171        (350,017)
     Accounts payable and other current
       Liabilities                                                        154,925        1,079,893         (134,923)      2,036,386
                                                                 ----------------- ---------------- ---------------- ---------------
Net cash used in operating activities                                    (278,233)      (1,187,342)      (1,475,903)     (3,958,295)

Investing activities
   Purchase of equipment                                                        0          (16,791)          (3,116)        (78,297)
   Acquisition costs                                                            0          120,805                0               0
   Purchase of Certificate of Deposit                                    (111,002)        (111,002)        (111,002)              0
   Investment in subsidiaries                                                   0         (199,536)               0        (199,536)
                                                                 ----------------- ---------------- ---------------- ---------------
Net cash used in investing activities                                    (111,002)         (95,522)        (114,118)       (277,833)

Financing activities
   Payment of notes                                                             0          (19,994)         (23,000)       (525,000)
   Proceeds from sale of common stock                                     432,790               11        1,558,750           2,920
   Proceeds from sale of preferred stock                                        0          301,288                0       4,813,614
   Proceeds from notes payable                                                  0                0          200,000               0
                                                                 ----------------- ---------------- ---------------- ---------------
Net cash provided by financing activities                                 432,790          281,305        1,735,750       4,291,534
                                                                 ----------------- ---------------- ---------------- ---------------
Net increase (decrease) in cash and cash equivalents                       43,555       (1,001,559)         145,729          55,406
Cash and cash equivalents at beginning of period                          547,137        1,861,889          444,963         804,924
                                                                 ================= ================ ================ ===============
Cash and cash equivalents at end of period                               $590,692         $860,330         $590,692        $860,330
                                                                 ================= ================ ================ ===============



SUPPLEMENTAL CASH FLOWS DISCLOSURE
Significant non-cash transactions completed by the company during the nine months ended September 30, 1999 include the following:

Reduction of liabilities related to bankruptcy filing           $3,852,478
Reduction of liabilities due to conversions to equity              950,000
Payment of preferred stock dividends with shares
    of preferred stock                                             424,282

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB dated March 31, 1999, for the period ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE B - NET INCOME (LOSS) PER SHARE

     The Company's net income (loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the shares of Convertible Preferred Stock have been included in the computations for the periods ended September 30, 1999 but excluded from the computation for the periods ended September 30, 1998 as they would have an anti-dilutive effect.

     In accordance with SFAS No. 128, the table below presents both basic and dilutive net income (loss) per share:

                                                Three Months Ended                       Nine Months Ended
                                      --------------------------------------- ----------------------------------------
                                         September 30,       September 30,       September 30,       September 30,
                                             1999                1998                1999                 1998
                                      -------------------- ------------------ -------------------- -------------------

Net Income (Loss)                                 $70,339        ($2,335,456)            $240,068         ($3,332,880)
Weighted avg. shares outstanding -
    Basic                                       4,055,862          2,539,020            3,709,791           2,536,725
Incremental shares under stock
    option plans                                  102,708                                 102,708
Conversion of 8% Senior
    Convertible Preferred Stock                 3,358,676                               3,314,587
Conversion of 8%  Junior
    Convertible Preferred Stock                    38,286                                  12,762
Weighted avg. shares outstanding-
    Diluted                                     7,452,824          2,539,020            7,037,140           2,536,725
Basic net income (loss) per share
                                                    $0.02             ($0.92)               $0.06              ($1.31)
Diluted net income (loss) per share
                                                    $0.01             ($0.92)               $0.03              ($1.31)

NOTE C - FINANCING AND STOCKHOLDERS' EQUITY

     On January 26, 1999 the Company received $77,000 from Wexford Partners, LLP ("Wexford") which constituted the last installment to be loaned under a $472,000 loan agreement between the Company and Wexford. The Company repaid $100,000 of this loan on August 24, 1999 through the issuance of 2,000 shares of Senior Convertible Preferred Stock, bringing the outstanding balance of the loan to $369,000 at September 30, 1999 (see further details below). The Company is to pay interest only through 1999 and begin paying quarterly principal payments in 2000, based on a 5 year amortization, with the remaining balance due January 31, 2002.

     On February 22, 1999 the Company received a loan of $100,000 from RVR Consulting Group, Inc. ("RVR"). Two of the principles of RVR are Joseph J. Raymond, Jr., the Chairman of the Board of Directors ("Chairman") and Chief Executive Officer of the Company and Sergio Vallejo, the President and Chief Operating Officer of the Company. The loan has no stated interest rate, nor does it include a term. The Company repaid the loan on August 24, 1999 through the issuance of 2,000 shares of Junior Convertible Preferred Stock (see further details below).

     On March 4, 1999 the Board of Directors modified a consulting agreement, previously approved by the Board, between the Company and Structure Management, Inc. ("Structure"). Structure has a consulting agreement with the Company to provide consulting services related to the operations and financing of the Company. Under the existing consulting agreement, Structure was granted warrants to purchase 120,000 shares of common stock at a price of $2.00 each. The Board approved the conversion of such warrants to options for the purchase of Common Stock of the Company priced at $2.00 per share. Following the conversion, the options were exercised and the shares have been issued. The Company received $240,000 for the exercise of these options. On August 24, 1999, the Board of Directors approved a grant of options for 125,000 shares of the Company's Common Stock and $50,000 in cash to Structure as an extension of its prior agreement for assistance with the Company's new private placement offering (see below for further detail). On September 15, 1999, Structure exercised its options to purchase 125,000 shares of Common Stock of the Company for $1.50 per share by paying $187,500 to the Company.

     Additionally, the Board of Directors approved the establishment of a consultants stock option plan (the "1999 Consultants Stock Option Plan"). The Company made a grant to Jeffrey Raymond of 117,500 options to purchase Common Stock in the Company, pursuant to the 1999 Consultants Stock Option Plan, at the intraday trading low of the Company's Common Stock on March 9, 1999 or $1.25. Following the grant of such options, Mr. Jeffrey Raymond exercised those options and shares were issued. The Company received $146,875 for the exercise of such options. Mr. Jeffrey Raymond is the brother of Mr. Joseph Raymond, Jr., Chairman and Chief Executive Officer of the Company. The Board also made a grant of 237,500 options, from the 1999 Consultants Stock Option Plan, to purchase Common Stock in the Company at the intraday low trading price on March 9, 1999 or $1.25 to John Trevisan, a principal owner of Texas International Investment, Inc. Following the grant of such options, Mr. Trevisan exercised his options and shares were issued. The Company received $296,875 for the exercise of these options.

     On April 21, 1999 the Company's Board of Directors approved a plan to raise up to $1,000,000 through a private placement of the Company's Common Stock. The plan consisted of the issuance of up to 1,000,000 shares of the Company's Common Stock priced at $1.00 per share. Through June 30, 1999 the Company received $587,000 through the private placement of which $152,000 was used to cover costs of the offering. The offering was terminated on July 15, 1999.

     On June 30, 1999, the Company filed a registration statement on Form S-3 with the SEC to register 587,000 shares of its Common Stock issued in the private placement offering discussed above. On July 14, 1999, the SEC contacted the Company by letter and informed the Company that it did not intend to review the filing and invited the Company to request acceleration of the effectiveness of the filing. The Company amended the registration statement and filed the final amendment on August 4, 1999. On August 4, 1999, the Company made a formal request to the SEC for an acceleration of the effective date for the filing and such request was granted.

     On August 16, 1999, the Company filed a Form S-8 with the SEC to register the following numbers of shares under its respective stock option plans:

         1994 Stock Option Plan                               400,000 shares
         1996 Stock Option Plan                               400,000 shares
         1996 Restricted Stock Option Plan for
                  Health Care Professionals                   100,000 shares
         1998 Outside Directors Stock Option Plan              50,000 shares

As of September 30, 1999, total options granted for shares to be issued under all plans were 396,624 of which 286,795 were exercisable.

     On August 24, 1999 the Company's Board of Directors approved a plan to raise up to $750,000 through a private placement of the Company's Common Stock. The plan consisted of the issuance of up to 750,000 shares of the Company's Common Stock priced at $1.00 per share. Through November 15, 1999 the Company received $481,000 through the private placement of which $50,000 was used to cover costs of the offering. Unless otherwise extended by the Company's Board, the private placement is scheduled to close December 15, 1999.

     On August 24, 1999 the Company's Board of Directors approved the conversion of $950,000 of debt into the Company's securities. Stratus Services Group converted their entire debt to the Company, which consisted of $750,000, into 500,000 shares of the Company's Common Stock. Joseph J. Raymond, Sr., a principal of Stratus Services Group, is the father of Mr. Joseph Raymond, Jr., the Chairman and Chief Executive Officer of the Company. Imprimus Investors, LLC and Wexford Spectrum Investors, LLC converted $80,000 and $20,000 respectively, of their Senior Secured Debt into 1,600 and 400 shares respectively, of Senior Convertible Preferred Stock. RVR converted $100,000 of unsecured term notes into 2,000 shares of the Company's Junior Convertible Preferred Stock. Mr. Joseph Raymond, Jr., the Chairman and Chief Executive Officer of the Company and Mr. Sergio Vallejo, the President and Chief Operating Officer of the Company are both principles of RVR Consulting Group. All the aforementioned conversions were completed by August 31, 1999. The shares of Junior Convertible Preferred Stock have the same rights as shares of Senior Convertible Preferred Stock, except that they are junior, or subordinate, to the Senior Convertible Preferred Stock.

     The Company changed its presentation of convertible preferred stock to reflect par value. Prior year amounts have been reclassified to reflect the above.

NOTE D - DISCONTINUANCE OF CERTAIN LINES OF BUSINESS

     On November 13, 1998, the Company's Board of Directors voted to sell, close and/or otherwise divest the operations of Complete Wellness Weight Management, Inc. ("CWWM"), one of its wholly owned subsidiaries. On April 21, 1999 the Company's Board of Directors approved a formal plan for CWWM to file for Chapter 7 bankruptcy proceedings. The Company filed the formal Chapter 7 documents on July 6, 1999 in Trenton, New Jersey. As of July 6, 1999, this subsidiary is no longer included in the Company's consolidated financial results. The Company's investment in this subsidiary was adjusted to reflect those liabilities that are guaranteed by the Company. The remaining liabilities of the subsidiary, approximately $3,852,000, were adjusted through changes to additional paid in capital of the Company in July 1999.

     On May 1, 1999, as a result of the failure to pay the minimum royalty fee of approximately $26,000 to the founding shareholders of Smokenders, the Company reached an agreement with those shareholders to transfer all licenses, patients, copyrights, trademarks, inventory and other assets back to them as of July 1, 1999 for no further consideration and a release of debt on the royalty fee due as well as the assumption of certain liabilities. The Company has included the results of operations of Smokenders through June 30, 1999 in its consolidated results from operations.

NOTE E - OTHER TRANSACTIONS

On April 1, 1999, the Company reached a settlement with Haim Zitman. Mr. Zitman had sued the Company for breach of his employment agreement with CWWM, a subsidiary of the Company. Mr. Zitman was granted options to purchase 40,000 shares of the Company's Common Stock for $0.01 per share, vested upon issuance, in full satisfaction of his claim. Mr. Zitman exercised options to purchase 27,625 shares and 12,375 shares in September 1999 and October 1999, respectively.

On July 25, 1999, the Company's Board of Directors appointed Mr. Sergio Vallejo as President of the Company as a result of the resignation of Dr. Eric Kaplan from that position. Mr. Vallejo also serves as Chief Operating Officer and is a Board member. Dr. Kaplan remained a Board member until November 9, 1999, when the Board of Directors accepted his resignation.

In July 1999, the Company came to an agreement with Dr. Eric Kaplan. Dr. Kaplan was granted options to purchase 60,000 shares of the Company's Common Stock for $0.01 per share, vesting 5,000 per month, starting July 1, 1999. Dr. Kaplan exercised options to purchase 15,000 shares through September 1999. The Company also accelerated the vesting of the options for the next 10,000 shares, which Dr. Kaplan also exercised in September 1999. Dr. Kaplan also exercised other unrelated previously vested options to purchase 16,660 shares at $0.60 per share of the Company's Common Stock in September 1999.

     On July 27, 1999 Mr. Frederick Simon resigned from the Company's Board of Directors. Mr. Simon is a Senior Vice President of Wexford Spectrum Investors, LLC, an owner of 108,483 shares of the Company's Senior Convertible Preferred Stock and through which the Company has a senior secured loan in the amount of $369,000 as of September 30, 1999.

     On August 31, 1999, the Company officially closed its Washington, D.C. office and moved its corporate headquarters to Winter Park, Florida. The Washington, D.C. office lease continues through March 2004, however, the Company has had several potential sub-tenants interested in the space. No further accrual has been established for costs associated with the closure of the office as the marketability and prospects for a sufficient and timely sub-tenant are present.

     The Company was named in a lawsuit filed in Sarasota, Florida in July 1997 by Jeffrey Friedlander, a medical doctor, for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March 1999, and two judgments were entered against the Company for $141,000 in March, which includes $100,000 in punitive damages and the other for $38,000 in June 1999. The Company has a bond for $222,005 in place for the satisfaction of the judgment, which is backed by an irrevocable letter of credit for the same amount, against which the Company has pledged a certificate of deposit of $111,002. Even though the Company contests the jury finding and is in the process of appealing the decision, the full amount of the judgments has been accrued at September 30, 1999.

     On September 16, 1999, Mr. Donald Radcliffe was appointed to the Board of Directors.

     The Company has been formally contacted several times, most recently in August 1999, by the NASDAQ SmallCap Listing Qualifications Division for the purpose of deficiencies in the minimum listing requirements of the NASDAQ SmallCap Market. The Company formally responded to each inquiry and developed a formal plan and timeline through which such minimum requirement would be met. As of November 15, 1999, the Company had complied with the minimum listing requirements of The NASDAQ SmallCap Market to the best of its knowledge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     As of September 30, 1999, the Company was managing 56 operational Integrated Medical Centers in 12 states and had integrated another 27 Integrated Medical Centers which were inactive in 4 additional states. The results of operations of all the medical corporations are included in the consolidated financial statements of the Company. Integrated Medical Center revenues for the three and nine months ended September 30, 1999 were $3,480,000 and $11,751,000 respectively, as compared to $4,629,000 and $14,360,000 for the three and nine months ended September 30, 1998.

     The closings, divestitures and spin-offs of non-profitable or unrelated business units, such as CWWM, Smokenders, Optimum Health Services, Inc. ("OHS") and Complete Billing, Inc. ("CBI"), are expected to allow management to focus on the Company's core business, integrating traditional and complementary/alternative medical centers, and to improve the Company's operating results in future periods.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue. During the three and nine months ended September 30, 1999 the Company had revenues of $3,480,000 and $11,751,000 respectively, as compared to $5,812,000 and $20,847,000 for the three and nine months ended September 30, 1998. The decreases of $2,332,000 and $9,096,000 for the three and nine months were due primarily to the closing of CWWM in December 1998. CWWM revenues for the three and nine months ended September 30, 1998 were $1,183,000 and $6,487,000. Integrated Medical Center revenues for the three and nine months ended September 30, 1999 were $3,480,000 and $11,751,000 respectively, as compared to $4,629,000 and $14,360,000 for the three and nine months ended September 30, 1998. The decrease of $1,149,000 and $2,609,000 for the three and nine months was attributable to the lack of growth of the number of Integrated Medical Centers and a reduction from 89 Integrated Medical Centers as of September 30, 1998 to 56 operational Integrated Medical Centers as of September 30, 1999. Management and certain Integrated Medical Centers have mutually agreed to discontinue contractual obligations related to certain operations.

     Salary and Consulting Costs. During the three and nine months ended September 30, 1999 the Company incurred salary and consulting costs of $797,000 and $2,236,000 respectively, as compared to $1,679,000 and $4,548,000 for the three and nine months ended September 30, 1998. The decreases of $882,000 and $2,312,000 were primarily due to the closing of CWWM in December 1998 and the reduction of personnel at the corporate headquarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)


     Management Fees. During the three and nine months ended September 30, 1999 the Company incurred management fees of $1,494,000 and $6,304,000 respectively, as compared to $2,144,000 and $6,870,000 for the three and nine months ended September 30, 1998. These are fees that are paid to the affiliated chiropractors' administrative corporations for managing the day to day operations of the Integrated Medical Centers. The decreases of $650,000 and $566,000 were due primarily to reduced revenues in the inactive Integrated Medical Centers, contractual restructuring of some of the relationships with Integrated Medical Centers and the reduction of operational centers described above.

     Cost of Revenue. All cost of revenue amounts relate to the activities of Smokenders. During the three and nine months ended September 30, 1998 the Company's former subsidiary experienced costs of revenue of $416,000 and $1,524,000 respectively. As a result of the spin-off of this subsidiary in 1999, the Company has not incurred any such related costs in 1999.

     Rent. During the three and nine months ended September 30, 1999 the Company incurred rent expenses of $32,000 and $111,000 respectively, as compared to $680,000 and $1,934,000 for the three and nine months ended September 30, 1998. Rent consists of amounts incurred for administrative, medical office space and certain equipment leased by the Company at the corporate headquarters and the medical clinics. The decreases of $648,000 and $1,823,000 were due primarily to the closing of CWWM in December 1998.

     Advertising and Marketing. During the three and nine months ended September 30, 1999 the Company incurred advertising and marketing expenses of $7,000 and $15,000 respectively, as compared to $222,000 and $829,000 for the three and nine months ended September 30, 1998. The decreases of $215,000 and $814,000 were attributable to the closing of CWWM in December 1998.

     Bad Debt Expense. During the three and nine months ended September 30,1999 the Company provided bad debt expense of $430,000 and $1,192,000 respectively, as compared to $1,049,000 and $3,009,000 for the three and nine months ended September 30, 1998. The decreases of $619,000 and $1,817,000 were primarily due to the decrease in revenue of the Integrated Medical Centers for these periods and a reduction in the percentage used to calculate the reserve based on additional historical experience.

     Network Development Costs. All network development costs relate to the activities of OHS. During the three and nine months ended September 30, 1998 the Company's former subsidiary experienced network development costs of $178,000 and $606,000 respectively. As a result of the spin-off of this subsidiary in November 1998 the Company has not incurred any such related costs in 1999.

     General and Administrative. During the three and nine months ended September 30, 1999, the Company incurred general and administrative expenses of $599,000 and $1,504,000 respectively, as compared to $1,745,000 and $4,738,000 for the three and nine months ended September 30, 1998. The decreases of $1,146,000 and $3,234,000 were due primarily to the closure of CWWM in December 1998 and the reduction of corporate overhead in such categories as insurance costs, legal and accounting costs, travel and entertainment costs and various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

     Depreciation and Amortization. During the three and nine months ended September 30, 1999, the Company incurred depreciation and amortization expense of $31,000 and $94,000 respectively, as compared to $36,000 and $148,000 for the three and nine months ended September 30, 1998. The decreases of $5,000 and $54,000 respectively were attributable to the accelerated write down of idle assets in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)


     Operating Income (Loss). The operating income (loss) of the Company was $91,000 and $287,000 for the three and nine months ended September 30, 1999 as compared to operating losses of $2,338,000 and $3,359,000 for the three and nine months ended September 30, 1998. The increases resulted from improved operations at the Company's Integrated Medical Centers and the discontinuance of the operations of CWWM, Smokenders, OHS and CBI. Additionally, the Company has significantly reduced corporate overhead and has adjusted the calculations for certain reserves based on additional historical experience.

     Interest Expense. During the three and nine months ended September 30, 1999 the Company had interest expense of $22,000 and $51,000 respectively, as compared to negligible amounts for the three and nine months ended September 30, 1998. The Company increased its interest-bearing borrowings during 1999 to $719,000 at September 30, 1999 from $392,000 at December 31, 1998.

     Interest Income. During the three and nine months ended September 30, 1999, the Company had interest income of $1,000 and $4,000 respectively, as compared to $2,000 and $28,000 for the three and nine months ended September 30, 1998. The decreases of $3,000 and $26,000 resulted from a lower amount of invested funds in 1999 as compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Until 1999, the Company had experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three and nine months ended September 30, 1999, the Company had net income of $70,000 and $240,000 respectively, as compared to net losses of $2,335,000 and $3,333,000 for the three and nine months ended September 30, 1998. At September 30, 1999, the Company had working capital of $2,751,000, yielding a current ratio of 1.48, compared to negative working capital of $4,389,000 at December 31, 1998 and a related current ratio of 0.59. The Company has an accumulated deficit of $15,701,000, yet has total stockholders' equity of $2,396,000 at September 30, 1999.

     Net cash used in operations for the nine months ended September 30, 1999 was $1,476,000, as compared to $3,958,000 for the nine months ended September 30, 1998. Negative cash flows are attributable primarily to net losses and increases in accounts receivable in 1998. Negative cash flows for the three and nine months ended September 30, 1999 are attributable primarily to increases in accounts receivable and the decreases in accounts payable and other current liabilities. For the nine months ended September 30, 1999 the Company used $3,000 for the purchase of equipment, as compared to $78,000 for the nine months ended September 30, 1998. The Company purchased a one-year $111,002 certificate of deposit that is pledged toward an irrevocable letter of credit of $222,005 required by an appeal bond secured against a legal judgment pending against the Company.

     The Company completed several significant non-cash transactions during the nine months ended September 30, 1999, including the reduction of liabilities related to the CWWM bankruptcy filing for $3,852,000, the reduction of liabilities due to conversions to equity of $950,000, the exercise of stock options as compensatory payments for $89,587, and the payment of preferred stock dividends with shares of preferred stock valued at $424,000. These transactions are important factors in the improvements noted in the Company's working capital, current ratio and overall cash flows for the three and nine months ended September 30, 1999.

     On April 21, 1999 the Company's Board of Directors approved a plan to raise up to $1,000,000 through a private placement of the Company's Common Stock. The plan consisted of the issuance of up to 1,000,000 shares of the Company's Common Stock priced at $1.00 per share. Through June 30, 1999 the Company received $587,000 through the private placement of which $152,000 was used to cover costs of the offering which was terminated on July 15, 1999. The Company subsequently registered the 587,000 shares of its Common Stock issued in that private placement offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


     On August 24, 1999 the Company's Board of Directors approved a plan to raise up to $750,000 through another private placement of the Company's Common Stock. The plan consisted of the issuance of up to 750,000 shares of the Company's Common Stock priced at $1.00 per share. Through November 15, 1999 the Company received $481,000 through the private placement of which $50,000 was used to cover costs of the offering. Unless otherwise extended by the Company's Board, the private placement is scheduled to close December 15, 1999.

     The Company has been formally contacted several times, most recently in August 1999, by the NASDAQ SmallCap Listing Qualifications Division for the purpose of deficiencies in the minimum listing requirements of the NASDAQ SmallCap Market. The Company formally responded to each inquiry and developed a formal plan and timeline through which such minimum requirement would be met. As of November 15, 1999, the Company had complied with the minimum listing requirements of The NASDAQ SmallCap Market to the best of its knowledge.

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

     The Company has completed its assessment of the Year 2000 issue and any implications on its operations of the Year 2000 issue. At November 15, 1999, the Company believes that all material aspects concerning these issues have been addressed and does not expect any material impact on its future results of operations, capital spending, and business operations.

Net Operating Loss Carryforward

     At December 31, 1998, the Company and its wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $6,820,000, which expire between 2010 and 2011. The Company files a consolidated federal tax return with its wholly owned subsidiaries. Complete Wellness Centers, LLC ("CWC,LLC") was not included in this tax return through May 1998. CWC, LLC is treated as a partnership for tax purposes and its gains and losses are reflected at each member's level as of that date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's Preferred Stock financing and other equity offerings. A valuation allowance of approximately $4,546,000 has been established at December 31, 1998 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses. Utilization of the net operating loss carryforwards may be significantly limited, based on changes in the Company's ownership.

Seasonality

     The Company believes that the patient volumes at its Integrated Medical Centers are not significantly affected by seasonality.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in the following material legal proceedings:

     The Company was named in a lawsuit filed in Sarasota, Florida in July 1997 by Jeffrey Friedlander, a medical doctor, for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March 1999, and two judgments were entered against the Company for $141,000 in March, which includes $100,000 in punitive damages and the other for $38,000 in June 1999. The Company has a bond for $222,005 in place for the satisfaction of the judgment, which is backed by an irrevocable letter of credit for the same amount, against which the Company has pledged a certificate of deposit of $111,002. Even though the Company contests the jury finding and is in the process of appealing the decision, the full amount of the judgments has been accrued at September 30, 1999.

     Complete Wellness Weight Management, Inc. ("CWWM"), a former wholly owned subsidiary of the Company, ceased operations in December 1998. At the time, it vacated the various store locations that it had rented to conduct business. In vacating the premises, CWWM had outstanding lease obligations, which were not guaranteed by the Company. Many of the landlords of those various locations have brought suit against CWWM seeking to recover damages under the leases, for past and future rent and associated charges. The Company has not opposed those collection actions, and several such suits have proceeded to judgment against CWWM. Although no plaintiffs in such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company. Likewise, certain other creditors, including vendors to various CWWM facilities, have brought collection actions against CWWM. Once again, although no such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER INFORMATION
            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits filed: None
                  (b) Reports on Form 8-K
                           Form 8-K as filed on September 14, 1999 Form 8-K as filed on September 30, 1999


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Complete Wellness Centers, Inc.

 Date: November 15, 1999                    By  /s/ Michael T. Brigante
                                            ---------------------------
                                            Michael T. Brigante
                                            Chief Financial Officer