Form 10KSB40
period 1999-12-31
COMPLETE WELLNESS CENTERS INC
filed 2000-04-14
CIK 1022828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-22115
                            ------------------------

                         COMPLETE WELLNESS CENTERS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                                  52-1910135
(State or other jurisdiction of                            (IRS employer number)
 incorporation or organization)

            1964 HOWELL BRANCH ROAD, SUITE 202, WINTER PARK, FL 32792
              (Address of principal executive offices and zip code)

                            www.completewellness.com
                           (Issuer's web site address)

                                 (407) 673-3073
                           (Issuer's telephone number)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1999 were $12,940,331.

     The aggregate market value of all of the voting stock held by non-affiliates outstanding at April 10, 2000, was $5,318,836. The amount was computed by reference to the average bid and asked prices of the Common Stock as of April 10, 2000.

     As of April 10, 2000, 4,703,561 shares of Common Stock were outstanding, and 1,036,776 Redeemable Common Stock Purchase Warrants were outstanding.

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

The Company operates through a series of wholly-owned and majority owned subsidiaries as follows:

COMPLETE WELLNESS CENTERS, INC.
COMPLETE WELLNESS MEDICAL CENTERS, INC.(1)
COMPLETE WELLNESS WEIGHT MANAGEMENT, INC.(2)
COMPLETE WELLNESS SMOKING CESSATION, INC.(3)
COMPLETEWELLNESS.COM, INC.(4)
COMPLETE WELLNESS EDUCATION, INC.(4)
COMPLETE WELLNESS RESEARCH INSTITUTE, INC.(4)
COMPLETE BILLING, INC.(5)


(1) Represents 42 incorporated Integrated Medical Centers of which 14 are wholly owned by the Company and 28 are owned by Medical Doctors who are nominee owners on behalf of the Company. These are fully operational, Integrated Medical Centers as of December 31, 1999. The Company also operated an additional 42 Integrated Medical Centers in 10 states during 1999, which were closed or otherwise ceased operations prior to December 31, 1999.

(2) Represents weight management centers which were acquired on January 31, 1998. Operations of all these centers ceased by December 31, 1998. Filed for Bankruptcy protection under Chapter 7 in July, 1999.

(3)  Returned to previous owners on July 1, 1999.

(4)  No operations in 1999.

(5)  Ceased operations in August 1998.

-------------------------------------------------

OPERATIONAL

                              INTEGRATED MEDICAL
STATE                              CENTERS
-----                         ------------------
Florida                              13
North Carolina                        5
Illinois                              6
California                            5
Texas                                 2
Oregon                                2
Tennessee                             1
South Carolina                        2
Iowa                                  2
Ohio                                  1
Georgia                               1
Arkansas                              2
                                    ------
Total                                42

PART I


ITEM 1. BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     We develop, manage and own multidisciplinary medical centers, providing high quality, cost effective, integrative wellness medicine to our patients. These integrated medical centers combine, at one location, traditional healthcare providers, such as physicians and physical therapists, and complementary and alternative healthcare professionals, such as chiropractors, acupuncturists and massage therapists. Generally, we contract with a medical practitioner who has proven ability to build a practice. We then form a new medical entity, the new medical entity hires other healthcare professionals to work with the practitioner and we provide the tools, training, administrative systems and certain legal services for the new medical entity. As of December 31, 1999 we were managing 42 integrated multidisciplinary medical centers in 12 states.

     We believe the integration of traditional and complementary/alternative medicine is becoming more popular in the United States. In 1992, Congress required the National Institutes of Health to establish The Office of Alternative Medicine, the purpose of which was and remains to facilitate the evaluation of complementary medicine treatments to determine their effectiveness and help integrate them into traditional medicine. The Trends Research Institute of Rhinebeck, New York has identified the integration of traditional and complementary medicine as one of the top ten trends of the coming decade.

     We were incorporated in the State of Delaware in November 1994. Our principal executive offices are located at 1964 Howell Branch Road, Suite 202, Winter Park, Florida 32792 and our telephone number is (407) 673-3073. Our web site, which is constantly under improvement, is located at www.completewellness.com. The information on our web site is intended to utilize the internet as a distribution network to benefit our provider and patient base through providing educational information, patient interaction and the ability to purchase products for providers and patients.


OUR INDUSTRY

     We believe the integration of traditional and complementary/alternative medicine is becoming more popular in the United States with more and more media focus on the subject. In 1992, Congress required the National Institutes of Health to establish The Office of Alternative Medicine, the purpose of which was and remains to facilitate the evaluation of complementary medicine treatments to determine their effectiveness and help integrate them into traditional medicine. The Trends Research Institute of Rhinebeck, New York has identified the integration of traditional and complementary medicine as one of the top ten trends of the coming decade.

BUSINESS

         We develop, manage and own multi-disciplinary medical centers, providing high quality, cost effective, ethical, integrated wellness medicine. These integrated medical centers combine, at one location, traditional healthcare providers, such as physicians and physical therapists, and complementary and alternative healthcare professionals, such as chiropractors, acupuncturists and massage therapists. Generally, we contract with a practitioner who has proven the ability to build a practice and then we form a new medical entity, hire on behalf of the new entity a medical doctor and other healthcare professionals to work with the practitioner and provide the tools, training, administrative systems and certain legal services for the new medical entity. As of December 31, 1999, we were managing 42 operational Integrated Medical Centers in 12 states.

         The closings, divestitures and spin-offs of non-profitable or unrelated business units such as Complete Wellness Weight Management Inc., Complete Wellness Smoking Cessation, Inc., Optimum Health Services, Inc. and Complete Billing, Inc. are expected to allow management to focus on our core business which is integrating traditional and alternative/complementary medical centers, and significantly improving our operating results from prior periods. Brief descriptions of these transactions were as follows:

         o On July 7, 1998, we committed to a formal plan to exit the operations of Complete Billing, Inc., a medical billing and collections company. We ceased their operations on August 15, 1998 and converted all billing performed by them back to the respective clients. We ceased their collection operations on February 26, 1999 and converted their collection activities back to the respective clients. We do not expect to incur any further expenses as a result of this business closure.

         o On November 3, 1998, our Board of Directors adopted a formal plan to divest its interest in Optimum Health Services, Inc., a subsidiary developing managed care programs. Under the plan, we converted our investment, approximately $1,000,000, into 266,736 ten-year warrants for their stock at an exercise price of $0.01 per share. However, the warrants can not be exercised prior to one year or in an amount at any time such that our ownership of their common stock would represent greater than 49% of their total outstanding common stock. The current value recorded by the Company in relation to the 266,736 OHS warrants is zero. On March 31, 2000, the Company exercised its warrants with a cash payment of $2,667 and now owns 266,736 shares of OHS, approximately 6.7% of their outstanding shares at that time.

         o On November 13, 1998, our Board of Directors voted to sell and/or otherwise divest of the operations of Complete Wellness Weight Management, Inc. They closed all of their weight loss centers at December 31, 1998 and transitioned their patients to a direct sales program or to an integrated medical center. As a result of its significant indebtedness, on April 21, 1999, our board of directors decided to enter and approved a formal plan of filing for bankruptcy. On July 6, 1999, a Chapter 7 bankruptcy filing for the Complete Wellness Weight Management, Inc. took place in Trenton, NJ. We do not expect to incur any material expenses as a result of this filing.

         o On April 1, 1999, as a result of the failure to pay an annual royalty of approximately $26,000, our subsidiary, Complete Wellness Smoking Cessation, Inc., breached its licensing agreement with the original founders of Smokenders. Under the agreement, we forfeited the use of the licensing rights, and on June 8, 1999, our Board of Directors voted to return all rights, contracts, inventory, records and materials to the original founders of Smokenders. We do not expect to incur any material expenses as a result of exiting this business. During 1996, the losses incurred by the consolidated Complete Wellness Centers, LLC allocable to the minority interest owners of the Complete Wellness Centers, LLC, eliminated all net equity of the minority interest owners. Accordingly, we have reflected 100% of the operations of the Complete Wellness Centers, LLC in our results of operations in 1997 and 1998, without allocation to the minority interest owners. In addition, our investments in Complete Wellness Smoking Cessation, Inc. represent 100% of the equity funding of that entity. We have reflected in our statements 100% of the operations, assets, and liabilities of the Complete Wellness Smoking Cessation, Inc. subsidiary due to the lack of minority interest investment.

         o In July 1998, the Company purchased Accident and Industrial Injury Associates ("AIIA"), a chiropractic preferred provider network of approximately 2,700 providers located throughout the United States in exchange for warrants to purchase 20,000 shares of its common stock for $3.31 per share which expire in 5 years and contain certain piggyback registration rights. The Company subsequently found that the acquisition was misrepresented and terminated the Purchase Agreement.

POTENTIAL TRANSACTIONS AND RELATIONSHIPS

         On March 7, 2000, CWC and our wholly owned subsidiary, Completewellness.com ("cwc.com") signed a Services Agreement with Dr. Alt.com Corporation ("DrAlt") to provide alternative medicine information and products to practitioners and consumers through our web site, www.completewellness.com. CWC, cwc.com and DrAlt have certain duties and compensations in the relationship based on their abilities and expertise. The agreement is for 5 years. DrAlt has agreed to lend CWC $750,000 by May 1, 2000 and to consider lending an additional $250,000 at their discretion. As of April 10, 2000 CWC has executed 6 month promissory notes with DrAlt totaling $550,000 at the prime rate. CWC has granted to DrAlt a total of 275,000 five year warrants to purchase 275,000 shares of CWC Common Stock at $2 per share. These warrants constitute restricted securities under federal and state securities laws. Upon execution of the additional note for $200,000, anticipated on May 1, 2000, CWC will issue additional warrants for the purchase of 100,000 shares of our Common Stock with the same terms.

         On March 7, 2000, CWC also signed a non-binding letter of intent to complete a tax-free merger with DrAlt. The agreement provides for CWC to be the surviving entity. CWC would issue to the shareholders of DrAlt, such number of fully paid and non-assessable shares of CWC Common Stock as would result in the shareholders of DrAlt collectively owning immediately after the closing of the merger, fifty (50) percent of the common equity of CWC on a fully diluted basis except for any outstanding warrants. DrAlt shareholders would surrender their DrAlt shares to CWC at closing. There are significant contingencies involved in the agreement, including but not limited to proper due diligence, conversion of the preferred shareholders to common shareholders, additional funding of CWC through a private placement and approval of the transaction by the shareholders of each company. CWC is using its best efforts to effect the required actions to bring the merger to completion, but there is no guarantee the transaction will be completed as described.

ADVERTISING AND MARKETING

         In seeking to attract new patients to the integrated medical centers, we advertise and market our services utilizing print advertising, our internet presence, and internal marketing promotions such as patient appreciation days. The management companies also advertise, with our assistance, the services of the integrated medical centers locally at their expense. Although we tailor our marketing efforts to the demands of a particular market, in appropriate circumstances, we focus our advertising and marketing efforts at the national and regional (county, metropolitan area or state) levels. Also, each of our integrated medical centers operates under a name that includes the words "Complete Wellness Medical Center" or "Complete Wellness Centers" and has signs bearing these words. We believe that this creation of a nationwide "chain" of multidisciplinary healthcare services, combined with our standardized credential, training and management standards for healthcare practitioners, will aid us in creating a reputation for high quality, uniform, dependable medical care among patients throughout the country.

GOVERNMENT REGULATION

         Various federal, state and local laws regulate the relationship between providers of healthcare services and physicians, and, as a business in the healthcare industry, we are subject to these laws and regulations. We are also subject to laws and regulations relating to business corporations in general. Although many aspects of our business operations have not been the subject of state or federal regulatory interpretation, we believe our operations are in material compliance with applicable laws. There can be no assurance, however, that a review of our business practices or our integrated medical centers by courts or regulatory authorities would not result in a determination that could adversely affect our operations or the integrated medical centers, or that the healthcare regulatory environment will not change so as to restrict our operation or our ability to expand.

         The laws of many states prohibit business corporations from engaging in the practice of medicine, such as through employment arrangements with physicians. These laws vary from state to state and are enforced by the state courts and regulatory authorities with broad discretion. Because the laws governing the corporate practice of medicine vary from state to state, any expansion of our operations to a state with strict corporate practice of medicine laws may require us to modify our operations with respect to one or more of such practices, which may result in increased financial risk to us.

COMPETITION

         The managed healthcare industry, including the provider practice management industry, is highly competitive. We compete with other companies for physicians and other practitioners of healthcare services as well as for patients. We compete not only with national and regional provider practice management companies, but also with local providers, many of which are trying to combine their own services with those of other providers into integrated delivery networks. Certain of the companies are significantly larger, provide a wider variety of services, have greater financial and other resources, have greater experience furnishing provider practice management services, and have longer established relationships with buyers of these services, than us, and provide at least some of the services provided by us. In addition, companies with greater resources than ours that are not presently engaged in the provision of integrated provider practice management services could decide to enter the business and engage in activities similar to those in which we engage.

EMPLOYEES

         As of December 31, 1999, we had 11 employees and our 42 operating integrated medical centers had a total of approximately 100 employees. Our 11 employees consisted of 5 in finance and administration and 6 in operations. Neither our employees nor those of the integrated medical centers are represented by any labor union. We believe that relations with our employees are satisfactory.

FACILITIES

         We have relocated our principal executive offices to Winter Park, Florida, where we lease an aggregate of approximately 1,760 square feet of office space pursuant to two leases at an aggregate current monthly rent of $2,281. The leases expire in May 2000 for 795 square feet and September 2001 for 965 square feet.

INSURANCE

         We believe that our insurance coverage is generally in accordance with industry standards and is adequate in light of our business and the risks to which we are now subject. We are dependent upon the active participation of our executive officers, particularly our Chairman and Chief Executive Officer, Joseph J. Raymond, Jr., and our President and Chief Operating Officer, Sergio R. Vallejo. The loss of the services of Mr. Raymond and/or Mr. Vallejo could have a material adverse effect on us. We have applied for "key-man" life insurance policies on the lives of Mr. Raymond and Mr. Vallejo in the amount of $1 million each, payable to us in the event of death.

         We have obtained directors' and officers' liability insurance.

     (b) NARRATIVE DESCRIPTION OF BUSINESS

         Our goal is to be the leading developer, manager and owner of multidisciplinary medical centers. In order to achieve this goal, we intend to implement the following strategies:

         - Contract with practitioners who possess the management skills necessary to run and grow multidisciplinary practices and teach them how to integrate other medical disciplines into their practices;

         - Develop a systematic approach to evaluate, to monitor and to provide developmental information to a medical practice;

         - Continually review and modify, if necessary, the practice setting to correspond with the changes in the healthcare market and service the needs of today's healthcare consumer;

         - Create a website to distribute our products, services and educational information to our patient base;

         - Open four hyperbaric oxygen treatment (pressurized oxygen chambers) centers in year 2000 and six more in 2001; and

         - Educate insurance companies and regulatory agencies on the benefits that multidisciplinary medicine brings to the insurance industry, so as to persuade such entities to expand their coverage of our wellness services to ultimately reduce health insurance claims.

OUR INTEGRATED MEDICAL CENTERS

         Since we commenced operations in January 1995, we have developed our current business primarily by developing, managing and owning integrated medical centers. We believe that today's patients benefit from and desire treatments from a variety of medical and healthcare disciplines. We endeavor to provide these services at one convenient location, with all services provided under the supervision of a medical doctor in order to assure patients of the medical soundness of the services they receive and to increase our likelihood of obtaining payment from third party payors such as insurance companies and HMOs. We are not authorized or qualified to engage in any activity which may be construed or be deemed to constitute the practice of medicine but are an independent supplier of non-medical services only. The practitioners are responsible for all aspects of the practice of medicine and chiropractic care and the delivery of medical and chiropractic services (subject to certain business guidelines determined in conjunction with us). Developing integrated medical centers generally involves affiliating ourselves with a practitioner who has an existing practice, incorporating a new entity to serve as the integrated medical center, providing management and administrative services to the integrated medical center, and assisting the integrated medical center to employ, credential and train the practitioners, medical doctor and other healthcare professionals. The following are our areas of concentration in our business development with respect to the Integrated Medical Centers:

         Affiliating with practitioners. We endeavor to enter into agreements with practitioners who have existing, thriving practices in locations convenient to large patient bases, and who have demonstrated the entrepreneurial skills to build a practice. We believe that these practitioners consider affiliation with us to be attractive because they may have greater access to managed care contracts in the future through us, will be relieved of certain managerial and administrative burdens, and may have the opportunity to increase their practice income through the expanded services that the integrated medical centers provide. We attempt to affiliate with practitioners located in regional clusters to maximize operational efficiency. For example, some of our medical doctors and other healthcare professionals are able to work part-time for each of several integrated medical centers due to their close proximity to each other. We affiliate with practitioners by entering into a contract with the practitioner in his individual capacity and with his existing practice (if a separate legal entity). The contract obligates him to work for the integrated medical center, once established, lease his office space and equipment to us for future sublease to the integrated medical center, incorporate a management company for his practice and cause that management company to enter into a management agreement with us regarding day-to-day administrative services of the integrated medical center. These contracts provide our integrated medical centers with immediate, established patient bases.

         Incorporating Integrated Medical Centers. We form the integrated medical centers as general business corporations wholly-owned by us in states in which general business corporations are permitted to own medical practices. In other states, we form the integrated medical centers as professional corporations owned by a medical doctor licensed under applicable state law as our nominee owner. In some cases, one of our medical corporate entities encompasses two or more integrated medical center practices. Incorporating our integrated medical center practices allows us to comply with varying state and local laws regarding the practice of medicine, while maintaining a degree of non-contractual control as beneficial shareholders.

         Providing management and administrative services. We enter into contracts with the integrated medical centers, under which we provide the following services to the integrated medical center: - consultation and seminars related to the management of the integrated medical center; - advice on capital, facilities and equipment; - computer software and training; - advertising and marketing programs; - certain legal and accounting services; and - assistance with the identification, recruiting and credentialing of medical doctors, chiropractors and other professional employees. We enter into separate management agreements with the practitioner's management company, under which it provides day-to-day administration of the integrated medical center, such as record keeping, billing and collection, supervision of personnel, facilities management, purchasing, and scheduling, and we sublease the practitioner's office space and equipment to the integrated medical center. We also provide a billing and medical information system software system to the integrated medical centers through an Intranet superimposed on the Internet. We receive management fees from the integrated medical centers, a significant portion of which we pass on to the practitioners' management companies.

         Employing, training and credentialing chiropractors, medical doctors and other healthcare professionals We assist the integrated medical centers with the recruiting and hiring of the chiropractors, medical doctors and other healthcare professionals, and credential them to verify such things as their education and professional licenses. We require each practitioner and certain other employees to attend two-day intensive integration seminars, at which they are taught the basic principles behind managing a multi-disciplinary medical clinic. We provide follow-up remote and, if necessary, on site training, together with telephone support thereafter. We routinely schedule and offer special topic seminars to the integrated medical centers' chiropractors, doctors, and administrative staff. These training and credentialing standards and protocols allow us to ensure high quality patient care through all of our integrated medical centers, which we expect will increase our patient base as our reputation grows. Our training routines also allow us to educate practitioners throughout our network of integrated medical centers on new medical and healthcare developments and provide a means to infuse new technology into the integrated medical centers. Adding medical doctors and other healthcare professionals to an existing chiropractic practice usually involves only minor equipment and supply adjustments and additions. Integrated medical centers that provide general medical practitioner services acquire certain medical equipment such as electrocardiogram machines, blood drawing equipment, and other specialized supplies. Integrated medical centers that employ the services of physical therapists sometimes acquire additional equipment such as free weights, hydrocolators (machines to heat hot packs), and other items. Although our chiropractors, medical doctors and other healthcare professionals are hired directly by the integrated medical centers and management companies, we have adopted our 1996 Stock Option Plan for Healthcare Professionals to provide incentive compensation to such healthcare professionals.

OUR EXPANSION STRATEGY

     Our goal is to become the leading developer, manager and owner of multidisciplinary medical centers. We plan to acquire 10 Integrated Medical Centers within 12 months and to develop an average of 4 consulting relationships per month with practitioners to develop additional integrated medical centers. Key elements of our expansion strategy include the following:

     -Affiliate with new practitioners. We plan to use our existing network of chiropractors, medical doctors and other healthcare professionals to sell the integrated concept to the more than 50,000 chiropractors in the country not currently offering fully integrated medical platforms. We believe that these healthcare professionals, through school affiliations, professional associations and informal relationships with their colleagues, will be able to assist us in identifying and targeting chiropractic practices for integration. We are augmenting the expansion efforts of our existing healthcare professionals and management staff with consulting arrangements with entities whose clients include numerous chiropractors and other healthcare professionals. The consultants' clients form the core of the candidate affiliations for the foreseeable future. In May 1999, we executed a one-year consulting agreement with Kats Management, LLC, a company that provides management and consulting services to over 1,100 chiropractic doctors. This agreement provides for Kats to be responsible for day-to-day integrated medical centers operations, answering questions and including consultations on a regular scheduled basis. This agreement augments our billing support staff, all of whom report to the chief operating officer. The agreement also provides for Kats to provide training services to our professional and administrative integrated medical centers' staff as well as interface with our sales division to integrate new integrated medical centers, and assist in the development of products and new health related services. An example of one such service is our recently implemented hyperbaric oxygen treatment which places the patient in a pressure chamber and administers pure oxygen in the treatment of anemia, ischemia, cerebral palsy, stroke and some poisonings. We also seek to enter into practice development agreements with practitioners who do not yet meet our requirements for integration regarding practice size and experience. Once we help them achieve our required standards, we proceed to integrate their practices under our standard contractual arrangements.

     -Create a website to provide information about our services and products. Our web site is intended to utilize the Internet as a distribution network to benefit our provider and patient base through providing educational information, patient interaction and the ability to purchase products for providers and patients. We will also provide information to prospective and current patients about our Integrated Medical Centers and wellness services. We plan to offer wellness-oriented products, services and health information to patients and others through our website. We expect that such products will include vitamins, herbs and educational information relative to certain illnesses and diseases. We also plan to use the website to facilitate communication with and management of our Integrated Medical Centers.

     -Expand patient base by increasing insurance companies' coverage of our services and the addition of managed care contracts. We plan to educate insurance companies on the benefits our multidisciplinary medical services bring to them by optimizing their clients' wellness and persuade such insurance companies to expand their coverage of our services, thereby increasing our patient base and rate of patient visits by making our services more affordable for such patients. We believe that, as a reputable, national provider of these services, we will have the credibility and leverage to persuade insurance companies and HMOs to increase their coverage of our services. We expect that such increased coverage will make regular visits more affordable for patients, and thus aid us in our efforts to expand our patient base. The term "CAM" for Complementary and Alternative Medicine has recently been coined and used by some of the insurers and professionals within the industry. We plan to negotiate managed care contracts with insurance companies, HMOs and other third party payors on behalf of the integrated medical centers. As a reputable, national provider of these services, we believe we have the credibility and leverage to negotiate such contracts on behalf of our integrated medical centers. We also believe that, as a single entity, we will enable managed care payors to more efficiently contract for the provision of healthcare services than would be the case if such payors had to contract on a case-by-case basis with each individual healthcare practitioner.

ITEM 2. PROPERTIES

         The Company does not own any property. We relocated our principal executive offices to Winter Park, Florida, where we lease an aggregate of approximately 1,760 square feet of office space pursuant to two leases at an aggregate current monthly rent of $2,281. The leases expire May 2000 for 795 square feet and in September 2001 for 965 square feet. The facility is in satisfactory condition and is adequate for our use.

ITEM 3.  LEGAL PROCEEDINGS

     The Company or its subsidiaries currently have the following legal proceedings in various stages of litigation:

     As of April 10, 2000, we or our affiliates currently have eight legal proceedings in various stages of litigation. Five of these actions involve suits brought by former employees or vendors of various integrated medical centers or chiropractors' management companies, seeking recovery of monies allegedly owed for goods or services rendered to the integrated medical center or management company. We believe that three of these disputes with former employees, vendors and integrated medical center doctors are not material. We are defending all such actions and believe none is meritorious. The fourth case is with CWC, the plaintiff having successfully penetrated the corporate boundary between the integrated medical center and ourselves. The $147,292 judgment for wages and damages and a subsequent judgment for related legal fees of $37,712 were rendered against us. We have appealed the decisions and have obtained a bond in the amount of $222,005 for satisfaction of the judgments, which is backed by an irrevocable letter of credit for $111,002, against which we have pledged a certificate of deposit of $111,002. The full amount of the judgment has been accrued as of December 31, 1999.

     On November 12, 1999, C. Thomas McMillen, our former Chairman and Chief Executive Officer filed suit in Superior Court for the District of Columbia seeking damages resulting from the termination of his employment agreement with us. Mr. McMillen alleges that we breached our employment contract with him and that we breached a covenant of good faith and fair dealing, which the suit alleges was implied in the agreement. He seeks salary, vacation, bonus pool, stock options, office space, secretarial support, cellular phone and benefits including health insurance from the date of termination, February 18, 1999, through August 31, 2000. He seeks judgment in the amount of $500,000 plus pre-judgment interest, the costs of his suit, attorney's fees and any further relief that the court deems just and proper. We have attempted to arrive at a settlement agreement with Mr. McMillen without success. We believe this action has no merit. In addition to defending this action, we have filed a counterclaim seeking judgment for damages and costs. No hearings or depositions are scheduled at this time.

     In July 1999, Complete Wellness Weight Management, our wholly owned subsidiary, filed for Chapter 7 bankruptcy protection. An initial hearing of the creditors was held and one creditor appeared to be heard on September 29, 1999. There are two suits pending related to landlord claims under the bankruptcy, both of which we are defending.

     The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 of rents and fees due under a sub-lease plus attorney's fees. The Company has settled the claim and as of December 31, 1999, has accrued $109,000 for payment of the settlement.

     In November 1997, three of our facilities were searched by federal authorities pursuant to search warrants, and the federal authorities removed computer records and written documents in connection with an investigation of alleged health care fraud. In June 1998, Complete Wellness Centers and several of its employees, including its former Chief Executive Officer, were served with subpoenas requesting records and documents related to billing and claims coding, clinical relationships and corporate records. We believe that we could be a target in this investigation. One employee received a letter dated January 13, 1998 from the United States Attorney General's Office stating that the employee was a subject of the investigation. The investigation appears to be focused on two clinics in Virginia. No charges have been filed against us or any of our employees to date. However, any such charges could have a material adverse effect on our future financial position and results of operations.

     From time to time in the course of Complete Wellness Centers carrying out its business, we encounter threatened litigation, none of which is presently considered to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting held on November 29, 1999, the following items were submitted to the security holders:

     1.  To elect a Board of five (5) Directors.

     2. To consider and vote upon a proposal to add 50,000 shares of the Company's $.0001665 par value Common Stock to the 1998 Outside Directors Stock Option Plan for Outside Directors on the Company's Board of Directors;

     3. To consider and vote upon a proposal to add 200,000 shares of the Company's $.0001665 par value Common Stock to the Company's 1996 Stock Option Plan.

     4. To consider and vote upon a proposal to establish a 1999 Consultant's Stock Option Plan and to add 200,000 shares of the Company's $.0001665 par value Common Stock to the Company's 1999 Consultant's Stock Option.

     5. To consider and vote upon a proposal to increase the number of shares of par value $0.01 per share Preferred Stock from 2,000,000 to 10,000,000 shares.

     6. To ratify the selection of Amper, Politziner and Mattia, P.A. as independent accountants for the fiscal year ending December 31, 1999.

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

                  COMMON STOCK

                                                       HIGH              LOW
                                                      -------          -------
                  1st Quarter, 1999....               $4.063            $1.250
                  2nd Quarter, 1999...                $3.375            $1.750
                  3rd Quarter, 1999....               $3.750            $1.500
                  4th Quarter, 1999....               $2.625            $1.125


                  WARRANTS

                                                       HIGH              LOW
                                                      -------          -------
                  1st Quarter, 1999 ....              $2.500            $1.000
                  2nd Quarter, 1999...                $1.875            $1.188
                  3rd Quarter, 1999....               $1.688            $0.813
                  4th Quarter, 1999....               $1.688            $0.750


     (b) HOLDERS

     As of December 31, 1999, there were approximately 900 holders of record of the Company's Common Stock and approximately 20 holders of record of its Redeemable Common Stock Purchase Warrants.

     (c) DIVIDENDS

     Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. There has been no declaration of dividends to date, except as required by the Senior and Junior Convertible Preferred Stock (See Note 9 - Stockholders' Equity Deficit), and none is expected in the foreseeable future. The Company anticipates that future earnings will be retained to finance future operations and expansion. The payment of dividends is within the discretion of the Board of Directors of the Company and will depend on the Company's earnings, if any, capital requirements, financial condition, and such other factors as are considered to be relevant by the Board of Directors from time to time.

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

     The Company began pursuing its primary development strategy in early 1996. This strategy involves entering into an agreement with one or more chiropractors and their existing chiropractic practices and the chiropractor's corporation. The chiropractor or existing chiropractic practice leases the office space and equipment utilized by the existing chiropractic practice to the Company. The chiropractor then incorporates the "Admincorp", with which task the Company assists, and causes the Admincorp to ratify the agreement. In general, the Admincorp assumes responsibility for the daily management functions of the Integrated Medical Centers. The Company agrees to furnish the Admincorp certain services, such as assistance with advertising, other practice development activities, and medical doctor recruitment, to help the Admincorp perform daily management functions. The Company then forms the Integrated Medical Center and enters into a long-term management agreement with the Integrated Medical Center to provide certain administrative and management services. In addition, the Company subleases the existing chiropractic practice's office space and equipment to the Integrated Medical Center. The Integrated Medical Center employs the Affiliated Chiropractor(s) and one or more medical doctors. Depending on the needs of the patient base, the Integrated Medical Center may also employ one or more other traditional or alternative health care providers.

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

     As of December 31, 1999, the Company was managing 42 operational Integrated Medical Centers. The Company ceased operating 42 Integrated Medical Centers during 1999 and plans to dissolve the related corporations after having terminated its agreement with the Affiliated Chiropractors and Admincorps. The Company anticipates no material adverse financial effect as a result of such terminations.

     The Company integrated many of its existing Integrated Medical Centers within a few weeks after the Affiliated Chiropractors entered into agreements with the Company to develop such Integrated Medical Centers. The Company is now taking up to six months to integrate clinics due to our methodology of extensively evaluating the needs of each clinic in order to properly develop a sound foundation for truly integrative healthcare.

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

         In May 1999, we executed a one year consulting agreement with Kats Management, LLC whereby Kats has agreed to provide day to day integrated medical center operation services, provide training services to the integrated medical centers, integrate new integrated medical centers and assist in the development of products and new health related services. In consideration for such services, we have agreed, in part, to pay Kats (i) $19,000 per month, (ii) $300 per month for each new integrated medical center established by Kats, (iii) commissions averaging 5% of revenues generated by 16 existing integrated medical centers and
(iv) an annual travel allowance of up to $5,000. In October 1999, the monthly cash payment was reduced by mutual agreement to $12,000.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         Revenue. During the year ended December 31, 1999 we had revenues of $12,940,000 as compared to $24,162,000 for the year ended December 31, 1998, a decrease of $11,222,000 or 46%, due primarily to the closing of Complete Wellness Weight Management, Inc. ("CWWM") in December 1998. CWWM revenues for the year ended December 31, 1998 were $6,574,000. Integrated Medical Center revenues for the year ended December 31, 1999 were $12,940,000 as compared to $17,132,000 for the year ended December 31, 1998, a decrease of $4,192,000 or 24% deemed attributable to the lack of growth of the number of Integrated Medical Centers and a reduction from 84 integrated medical centers as of December 31, 1998 to 42 integrated medical centers as of December 31, 1999. We and certain Integrated Medical Centers have mutually agreed to discontinue contractual obligations related to certain operations.

         Salary and Consulting Costs. During the year ended December 31, 1999, we incurred salary and consulting costs of $3,358,000 as compared to $7,066,000 for the year ended December 31, 1998, a decrease of $3,708,000 or 52%, primarily due to the closing of CWWM in December 1998 and the reduction of personnel at the corporate headquarters.

         Management Fees. These are fees that are paid to the affiliated practitioners' management corporations for managing the day to day operations of the Integrated Medical Centers. During the year ended December 31, 1999 we incurred management fees of $7,908,000 as compared to $8,641,000 for the year ended December 31, 1998, a decrease of $733,000 or 8%, due primarily to reduced revenues in the inactive integrated medical centers, contractual restructuring of some of the relationships with integrated medical centers and the reduction of operational centers described above.

         Cost of Revenue. All cost of revenue amounts relates to the activities of Smokenders. As a result of the cessation of operations of this subsidiary in 1998, we only incurred $7,000 in such related costs in 1999.

         Rent. Rent consists of amounts incurred for administrative, medical office space and certain equipment leased by us at our corporate headquarters and the Integrated Medical Centers. During the year ended December 31, 1999 we incurred rent expenses of $209,000 as compared to $5,141,000, for the year ended December 31, 1998, a decrease of $4,932,000 or 96%, due primarily to the closing of CWWM in December 1998.

         Advertising and Marketing. During the year ended December 31, 1999, we incurred advertising and marketing expenses of $20,000 as compared to $964,000 for the year ended December 31, 1998, a decrease of $944,000 or 98%, attributable to the closing of CWWM in December 1998.

         Bad Debt Expense. During the year ended December 31, 1999, we had bad debt expense of $1,599,000 as compared to $2,657,000 for the year ended December 31, 1998, a decrease of $1,058,000 or 40%, primarily due to the decrease in revenue of the Integrated Medical Centers for these periods and a reduction in the percentage used to calculate the bad debt reserve based on additional historical experience.

         Network Development Costs. All network development costs relate to the activities of Optimum Health Services. During the year ended December 31, 1998 our former subsidiary experienced network development costs of $701,000. As a result of the spin-off of this subsidiary in November 1998 we have not incurred any such related costs in 1999.

         General and Administrative. During the year ended December 31, 1999, we incurred general and administrative expenses of $2,401,000 as compared to $6,066,000 for the year ended December 31, 1998, a decrease of $3,665,000 or 60%, due primarily to the closure of CWWM in December 1998 and the reduction of corporate overhead in such categories as insurance costs, legal and accounting costs, travel and entertainment costs and various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

         Depreciation and Amortization. During the year ended December 31, 1999, we incurred depreciation and amortization expense of $137,000 as compared to $210,000 for the year ended December 31, 1998, a decrease of $73,000 or 35% attributable to the return of certain assets to divested businesses and the write off of improvements in facilities no longer occupied by the Company.

         Operating Loss. Our operating loss was $2,699,000 for the year ended December 31, 1999 as compared to an operating loss of $9,735,000 for the year ended December 31, 1998. The reduction in the losses is due primarily to improved operations at our remaining Integrated Medical Centers and the discontinuance of the operations of CWWM, Complete Wellness Smoking Cessation, Inc. (Smokenders), Optimum Health Services, Inc. and Complete Billing, Inc. Additionally, we have significantly reduced corporate overhead but have experienced certain non-recurring legal matters regarding the termination of former employees and vendors that represent approximately $994,000 or 37% of the operating loss for the year ended December 31, 1999.

         Interest Expense. During the year ended December 31, 1999 we had interest expense of $111,000 as compared to negligible amounts for the year ended December 31, 1998. We increased our interest-bearing borrowings during 1999 to $897,000 at December 31, 1999 from $392,000 at December 31, 1998.

         Interest Income. During the year ended December 31, 1999, we had interest income of $5,000 as compared to $63,000 for the year ended December 31, 1998, a decrease of $58,000 or 92%, resulting from a lower amount of invested funds in 1999 as compared to the same periods in 1998.

         The losses incurred by the consolidated CWC, LLC allocable to the minority interest owners of the CWC, LLC, eliminated all net equity of the minority interest owners. Accordingly, the Company has reflected 100% of the operations of the CWC, LLC in its results of operations in 1998, without allocation to the minority interest owners. In addition, the Company's investments in Complete Wellness Smoking Cessation, Inc. represents 100% of the equity funding of that entity. The Company has reflected 100% of the operations, assets, and liabilities of the Smokenders subsidiary due to the lack of minority interest investment into the Company. During 1998 the Company allocated approximately $8,000 of the net losses incurred by Optimum Health Services, Inc. to the minority interest owners investment in and percentage ownership of Optimum Health Services, Inc. Accordingly, the Company has reflected the balance of the results operations of Optimum Health Services, Inc. in its results of operations in 1998, without further allocation to the minority interest owners.

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

         At December 31, 1999, we and our wholly owned subsidiaries had combined net operating loss carryforwards for income tax purposes of approximately $8,713,000, which expire between 2010 and 2012. We file a consolidated federal tax return with our wholly owned subsidiaries. Complete Wellness Centers, LLC ("CWC, LLC"), a limited partnership of which we serve as the general partner and hold a 1% interest thereof, is not included in this tax return. CWC, LLC is treated as a partnership for tax purposes and its gains and losses are reflected at each member's level. Further, CWC, LLC does not file a consolidated tax return with its subsidiaries. Accordingly, the use of substantially all of the combined net operating loss carryforwards will be limited to use to offset future taxable income of each separate subsidiary in proportion to its share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from equity offerings or changes in ownership. A valuation allowance of approximately $5,415,000 has been established at December 31, 1999 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if we will be able to utilize the net operating losses. Utilization of the net operating loss carryforwards may be significantly limited, based on changes in our ownership.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have experienced net losses, negative cash flow from operations and an accumulated deficit. For the year ended December 31, 1999, we had net losses of $2,805,000 as compared to net losses of $9,668,000 for the year ended December 31, 1998. At December 31, 1999, we had working capital of $32,000, compared to a working capital deficit of $4,389,000 at December 31, 1998. We have an stockholders' deficiency of $56,000 at December 31, 1999. Our current ratio at December 31, 1999 was 1.01 compared to 0.59 at December 31, 1998.

         Net cash used in operations for the year ended December 31, 1999 was $2,204,000, as compared to $4,617,000 for the year ended December 31, 1998. Negative cash flows are attributable primarily to net losses and increases in accounts receivable in 1998. Negative cash flows for the year ended December 31, 1999 are attributable primarily to increases in accounts receivable and some decreases in accounts payable and other current liabilities. We purchased a six month $111,002 certificate of deposit that is pledged toward an irrevocable letter of credit of $222,005 required by an appeal bond secured against a legal judgment pending against us. We completed several significant non-cash transactions during the year ended December 31, 1999, including the $3,852,000 reduction of liabilities related to the cessation of operations in December 1998 of Complete Wellness Weight Management, Inc. ("CWWM") and the related bankruptcy filing, the reduction of liabilities due to conversions of debts totaling $950,000 to equity, the exercise of stock options as compensatory payments for $116,806, and the payment of all preferred stock dividends with shares of preferred stock valued at $575,000. The bankruptcy filing was in July 1999 with a hearing of the creditors in November 1999. One creditor appeared at the hearing and there are two lawsuits pending by former landlords.

         On April 21, 1999 our Board of Directors approved a plan to raise up to $1,000,000 through a private placement of our common stock. The plan consisted of the issuance of up to 1,000,000 shares of our common stock priced at $1.00 per share. Through June 30, 1999 we received $587,000 through the private placement of which $152,000 was used to cover costs of the offering which was terminated on July 15, 1999. We subsequently registered the 587,000 shares of our common stock issued in that private placement offering. In October 1999, we received $481,000 through a private placement of which $50,000 was used to cover costs of the offering which was terminated on December 15, 1999.

         We are currently dependent on advances from investors to meet our day to day cash needs. Our major investors, Wexford Spectrum Investors LLC and Imprimis Investors LLC, have told us that it is their intention not to loan us any additional cash. As a result, we have identified other sources of investment in the Company to remain in business. Failure to received additional sources of cash could result in our insolvency. Based on our current operating plan, we anticipate that the net proceeds from borrowings and expected equity investments will allow us to meet our cash requirements for at least the next 12 months. We cannot be certain that additional financing will be available on commercially reasonable terms, if at all. If we raise additional capital through the sale of equity, including preferred stock or convertible debt securities, the percentage ownership of our then existing stockholders will be diluted.

RESTATEMENT OF QUARTERLY INFORMATION

         As a result of the discontinuation of certain contractual relationships with Integrated Medical Centers, accruals of liabilities and certain estimation processes utilized by the Company, a restatement of the quarterly results for the year ended December 31, 1999 is necessary. The restatement for the nine months ended September 30, 1999 had the effect of increasing the net loss by $1,747,000 and the loss per share by approximately $0.47 in the fourth quarter. The Company will file amended quarterly reports on Form 10-QSB by May 15, 2000. The restated quarterly results for 1999 are as follows (first table) and may be compared to the previously reported quarterly results for 1999 (second table):

RESTATED                                              Quarter           Quarter                                  Quarter
                                                       Ended             Ended          Quarter Ended             Ended
                                                      March 31          June 30          September 30          December 31
                                                     ----------        ----------       -------------          -----------
Net Revenues                                         $4,580,034        $2,560,780          $2,867,828           $2,931,689
Net Loss                                             $   50,696        $  708,633          $  747,477           $1,298,185
Net Loss Per Share                                   $     0.02        $     0.20          $     0.18           $     0.28
Weighted Avg Shares Outstanding - Basic               2,949,755         3,536,755           4,055,862            4,623,447


PREVIOUSLY REPORTED                                 Quarter           Quarter
                                                     Ended             Ended          Quarter Ended
                                                    March 31          June 30          September 30
                                                   ----------        ----------       -------------
Net Revenues                                       $4,588,085        $3,683,278          $3,479,720
Net Income                                         $   78,304        $   91,425          $   70,339
Net Income Per Share - Basic                       $     0.03        $     0.03          $     0.02
Weighted Avg Shares Outstanding - Basic             2,949,755         3,536,755           4,055,862




SEASONALITY

     We believe that the patient volumes at our integrated medical centers are not significantly affected by seasonality.

YEAR 2000 ISSUE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and government agencies may need to be updated to comply with the year 2000 requirements or risk system failure or miscalculations causing disruptions to business activities. All of the Company's internal operating systems were compliant as of December 31, 1999, however, Year 2000 problems may not surface until after January 1, 2000. Management estimates that the costs associated with any additional activities will not have a material effect on the Company's operations.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1998 and 1999

Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1999

Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31, 1998 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1999

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Complete Wellness Centers, Inc.

     We have audited the accompanying consolidated balance sheets of Complete Wellness Centers, Inc., as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Complete Wellness Centers, Inc. at December 31, 1998 and 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       /s/  Amper, Politziner & Mattia P.A.

Edison, NJ
March 28, 2000

                         COMPLETE WELLNESS CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31, 1998    DECEMBER 31, 1999
                                                                                 -----------------    -----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                      $         444,963    $         272,034
  Certificate of Deposit, restricted                                                             0              111,002
  Patient  accounts  receivables,  net  of  allowance  for  doubtful
accounts                                                                                 5,766,369            5,485,901
      of $6,255,238 and $5,270,361
  Inventory                                                                                 53,405                    0
  Prepaid expenses                                                                           9,661               46,667
  Other assets                                                                              49,774                1,555
                                                                                 -----------------    -----------------
Total current assets                                                                     6,324,172            5,917,159
Furniture and equipment, net                                                               369,583              225,978
Deposits                                                                                    31,983                1,400
                                                                                 -----------------    -----------------
Total assets                                                                     $       6,725,738    $       6,144,537
                                                                                 =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued expenses                                          $       6,693,321    $       2,729,786
  Accrued management fees                                                                4,020,288            2,573,463
  Notes payable - current                                                                        0              582,525
                                                                                 -----------------    -----------------
Total current liabilities                                                               10,713,609            5,885,774

Notes payable                                                                              392,000              314,475

Stockholders' equity (deficiency):
  Common Stock, $.0001665 par value per share, 10,000,000 and 50,000,000 shares authorized, 2,457,968 shares and 4,881,149
issued                                                                                         409                  813
    and outstanding at December 31, 1998 and 1999, respectively
  Senior Convertible Preferred Stock, $.01 par value per share, 2,000,000 shares authorized, 8% cumulative, 109,686 shares and 121,107 shares issued and outstanding at December 31, 1998
    and 1999, respectively                                                                   1,097                1,211
  Junior Convertible Preferred Stock, $.01 par value per share, 2,071
    Shares authorized, 8% cumulative, 0 shares and 2,071 shares issued                           0                   21
    And outstanding at December 31, 1998 and 1999, respectively
  Additional paid in capital                                                            11,135,356           18,838,475
  Accumulated deficit                                                                  (15,516,733)         (18,896,232)
                                                                                 -----------------    -----------------
Total stockholders' equity (deficiency)                                                 (4,379,871)             (55,712)
                                                                                 -----------------    -----------------
Total liabilities and stockholders' deficiency                                   $       6,725,738    $       6,144,537
                                                                                 =================    =================



See accompanying notes.

                         COMPLETE WELLNESS CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            YEAR ENDED           YEAR ENDED
                                         DECEMBER 31, 1998    DECEMBER 31, 1999
                                         -----------------    -----------------
Operating revenue:
  Patient revenue                        $      17,132,388    $      12,940,331
  Weight management centers                      6,573,931                    0
  Other income                                     455,500                    0
                                         -----------------    -----------------
Total operating revenue                         24,161,819           12,940,331
Direct expenses:
  Salary and consulting costs                    7,066,208            3,357,697
  Management fees                                8,641,067            7,907,969
  Cost of revenues                               2,450,577                7,178
  Rent                                           5,140,929              208,936
  Advertising and marketing                        963,918               20,453
  Bad debt expense                               2,656,597            1,598,635
                                         -----------------    -----------------
Total direct expenses                           26,919,296           13,100,868
Network development cost                           701,443                    0
General and administrative                       6,066,240            2,401,452
Depreciation and amortization                      209,882              137,446
                                         -----------------    -----------------
Operating loss                                  (9,735,042)          (2,699,435)
Interest expense                                    (2,771)            (110,818)
Interest income                                     62,616                5,262
Minority interest                                    7,179                    0
                                         -----------------    -----------------
Net loss before income taxes                    (9,668,018)          (2,804,991)
Income taxes                                             0                    0
                                         -----------------    -----------------
Net loss after income taxes              $      (9,668,018)   $      (2,804,991)
                                         =================    =================

Loss per share - basic                   $           (4.41)   $           (0.77)
                                         =================    =================

Weighted average common shares - basic           2,301,332            3,630,453
                                         =================    =================






See accompanying notes.

                         COMPLETE WELLNESS CENTERS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)


                                          JUNIOR           SENIOR
                                          ------           ------
                                        CONVERTIBLE      CONVERTIBLE
                                        -----------      -----------
                                      PREFERRED STOCK  PREFERRED STOCK      COMMON STOCK      ADDITIONAL ACCUMULATED
                                      ---------------  ---------------      ------------      ----------------------
                                      SHARES   AMOUNT  SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL     DEFICIENCY      TOTAL
                                      ------   ------  ------    ------    ------    ------    -------     ----------      -----
Balance at January 1, 1998                                               2,183,598     $363  $ 5,044,365  $ (5,364,415)  $ (319,687)
   Issuance of common stock                                                 70,912       13      199,987                    200,000
   Issuance of redeemable preferred                    100,000   $1,000                        4,531,320                  4,532,320
     stock
   Exercise of stock options for shares
     of  Complete Wellness Centers,                                         68,792       11        2,379                      2,390
     Inc. Common stock
   Exercise of common stock warrants
     of Complete Wellness Centers,
     Inc. Common stock                                                      16,666        2           48                         50
   Exercise of representative warrants
      to Purchase Complete Wellness                                                                1,563                      1,563
     Centers, Inc. warrants
   Granted 100,000 shares of common
      stock, grant price $3.75                                             100,000       17      374,983                    375,000
   Granted 8,000 shares of common
     Stock, grant price $2.50                                                8,000        1       19,999                     20,000
   Granted 10,000 shares of common
     Stock, grant price $3.875                                              10,000        2       38,748                     38,750
   Recognition of the granting of below                                                           80,633                     80,633
     Market common stock options
   Recognition of the granting of below                                                          357,128                    357,128
     Market common stock warrants
   Dividends recorded on preferred
     stock                                               9,686       97                          484,203      (484,300)
   Net loss                                                                                                 (9,668,018)  (9,668,018)
                                                       -------   ------  ---------      ---   ----------   -----------   ----------
Balance at December 31, 1998                           109,686    1,097  2,457,968      409   11,135,356   (15,516,733)  (4,379,871)
   Exercise of stock options for
     compensation                                                           74,330       13      259,516                    259,529
   Exercise of stock options                                               643,601      108      899,039                    899,147
   Dividend paid in kind on
     preferred stock                      71    $ 1     11,421      114                          574,390      (574,508)
   Private placement of common stock                                       587,000       98      586,905                    587,000
   Issuance of common stock for
     compensation                                                           67,306       10       99,986                     99,996
   Conversion of debt to preferred
     stock                                                2000       20                           99,980                    200,000
   Conversion of debt to preferred
     stock                              2000    $20                                               99,980
   Private placement of common stock                                       481,000       80      480,920                    481,000
   Bankruptcy related adjustments for
     Complete Wellness Weight                                                                  3,852,478                  3,852,478
     Management
   Conversion of preferred to common
      stock                                             (2,000)     (20)    69,944       12            8
   Conversion of debt to common
      stock                                                                500,000       83      749,917                    750,000
   Net loss                                                                                                 (2,804,991)  (2,804,991)
                                        ----    ---    -------   ------  ---------     ----  -----------  ------------   ----------
   Balance at December 31, 1999         2071    $21    121,107   $1,211  4,881,149     $813  $18,838,475  $(18,896,232)  $  (55,712)
                                        ====    ===    =======   ======  =========     ====  ===========  ============   ==========


See accompanying notes.

                                 COMPLETE WELLNESS CENTERS, INC

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED           YEAR ENDED
                                                DECEMBER 31, 1998    DECEMBER 31, 1999
                                                -----------------    -----------------
OPERATING ACTIVITIES
Net loss                                        $      (9,668,018)   $      (2,804,991)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Minority interest                                       (7,179)                   0
   Depreciation and amortization                          216,197              137,446
   Provision for bad debt                               2,656,597            1,598,635
   Provision for loss on long lived assets                 18,066                    0
   Recognition of the granting of common stock
      warrants and options                                873,074              358,772
   Issuance of stock for LLC units                        200,000                    0
   Changes in operating assets and liabilities:
      Accounts receivable                              (5,664,125)          (1,318,167)
      Advances to officers and other current
       assets                                             327,420               20,488
      Inventory                                                 0               53,405
      Deposits                                                  0               30,583
      Accounts payable and other current
      liabilities                                       6,431,211            1,166,943
      Accrued management fees                                   0           (1,446,825)
                                                -----------------    -----------------
Net cash used in operating activities                  (4,616,757)          (2,203,711)
INVESTING ACTIVITIES
Investment in Certificate of Deposit                            0             (111,002)
(Purchase)/disposal of equipment                          (99,631)              (3,116)
                                                -----------------    -----------------
Net cash used in investing activities                     (99,631)            (114,118)
FINANCING ACTIVITIES
Repayment of notes                                       (178,333)                   0
Stock issuance costs incurred                            (467,680)                   0
Proceeds from sale of preferred stock                   5,000,000                    0
Proceeds from sale of common stock                              0            1,068,131
Proceeds from notes payable                                     0              177,000
Exercise of warrants                                           50                    0
Exercise of stock options                                   2,390              899,769
                                                -----------------    -----------------
Net cash provided by financing activities               4,356,427            2,144,900
                                                -----------------    -----------------
Net increase in cash and cash equivalents                (359,961)            (172,929)
Cash and cash equivalents at beginning
     of year                                              804,924              444,963
                                                -----------------    -----------------
Cash and cash equivalents at end of year        $         444,963    $         272,034
                                                =================    =================


SUMMARY OF SUPPLEMENTARY CASH FLOWS DISCLOSURES:

Interest paid                                                 0                         $44,710
Income taxes paid                                             0                               0

Significant non-cash transactions completed by the Company during the year ended December 31, 1999 include the following:

Reduction of liabilities related to bankruptcy filing                          $3,852,478
Reduction of liabilities due to conversions to equity                             950,000
Payment of preferred stock dividends with shares of preferred stock               574,507
Exercise of stock option through conversion of liability                          269,123
Conversion of preferred stock to common stock                                     100,000

See accompanying notes.

COMPLETE WELLNESS CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1999

1. LIQUIDITY

     The consolidated financial statements of Complete Wellness Centers, Inc., (the "Company") have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 1999, the Company had recurring loss from operations of $2,804,991, and total stockholders' deficiency of $55,712. The current ratio at December 31, 1999 was
1.01. During March 2000, the Company obtained financing of $750,000, see note
16.

     It is the Company's intention to seek additional equity funding through a private placement, which is expected to start in June 2000, and to seek a firm underwriting commitment for a secondary offering in the second half of 2000. The Company believes that through continued cost cutting efforts currently underway, profitability could improve.

2. ORGANIZATION AND PRESENTATION

     The Company was incorporated in Delaware in November 1994. The Company develops and operates integrated medical delivery systems with a goal of providing consumers with a comprehensive integrated wellness model of care. The current primary operations are integrated medical centers.

Integrated Medical Center Model

     The Company's integrated medical centers are generally developed and operate under agreements whereby the Company will open new Integrated Medical Centers in the same location as chiropractors' existing chiropractic practices (the "Affiliated Practices"). The Integrated Medical Centers will employ a physician (the "MD") on a salaried basis to supervise the provision of health care services. Where permitted by state law, the Integrated Medical Centers will be wholly owned by the Company. In other jurisdictions, the Integrated Medical Centers will be wholly owned by a nominee MD and managed by the Company. The chiropractor may continue to operate his or her existing Affiliated Practice separately from the Integrated Medical Center. The Company will not acquire the Affiliated Practice, its patient base, or its tangible assets. In addition, no consideration will be paid to the chiropractor at inception of the arrangements. As of December 31, 1999, the Company had 42 operational Integrated Medical Centers.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements reflect the accounts of Complete Wellness Centers, Inc., which includes 6 wholly owned subsidiaries, and 42 managed Integrated Medical Centers, CWC, LLC, Complete Wellness Weight Management, Inc. ("CWWM"), Complete Wellness Research Institute, Inc., Complete Wellness Education, Inc., Complete Billing, Inc., and its majority owned subsidiaries, Complete Wellness Smoking Cessation, Inc. d/b/a Smokenders (88.23%), and Optimum Health Services, Inc. (86.67%). CWWM ceased operations in December 1998, Optimum Health Services ("OHS") was sold to the management of OHS in November 1998, Complete Billing ceased operations in August 1998 and Smokenders was returned to its previous owners in July 1999. Operational activities through these dates are consolidated in the Company's applicable financial statements. Significant intercompany transactions have been eliminated. The financial statements of the Integrated Medical Centers that are controlled but not directly owned by the Company are consolidated in the Company's financial statements in accordance with the FASB's Emerging Issues Task Force consensus 97-2 "Application of APB Opinion No, 16 and FASB Statement No. 94 to Medical Entities."

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas, requiring the use of management estimates, relate to allowance for doubtful patient accounts receivable and accrued management fees. Actual results could differ from those estimates.

Cash and Equivalents

     The Company considers cash and cash equivalents to include currency on hand, demand deposits, and all highly liquid investments with a maturity of three months or less at the date of purchase.

Inventory

     Inventory was recorded at the lower of cost, using the average cost method or net realized value.
Furniture and Equipment

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

Revenue

     Patient revenue from services is reported at the estimated realizable amounts from patients and third party payors for services rendered. Substantially all of the patient service revenue of the Integrated Medical Centers is paid by the patients and traditional commercial insurers. Certain managed care arrangements have been made by individual Integrated Medical Centers.

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

Net Income Per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, the SEC staff issued Staff Accounting Bulletin No. 98 ("SAB 98"), in February 1998. SAB 98 requires that registrants consider all potentially dilutive securities issued for nominal consideration outstanding for all periods. Under the previous SEC regulations in SAB 83, the Company considered all potentially dilutive securities issued within a twelve month period prior to the initial public offering date at a price below the initial public offering price as outstanding for all periods. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. This statement is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001.

Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

4. ACQUISITIONS/DISPOSALS

Smokenders

     On July 31, 1997, a subsidiary of the Company acquired substantially all of the assets of a smoking cessation program owned by the Oxford Health Plan (Smokenders) for $50,000. This acquisition was subject to two royalty arrangements, a 5% royalty on gross revenues for a 10 year period to Oxford Health Plan and 12.4% of revenues with a minimum of $26,000 to the founders of Smokenders. At the same time, the CEO of Smokenders, who was also a Director of the Company, acquired an 11.77% minority interest in Smokenders from the Company in return for a $22,000 promissory note bearing interest at 8%, due September 30, 2000. The transaction was accounted for as a purchase. The net purchase price was allocated for accounting purposes to the assets acquired, primarily the inventory of printed materials.

     On June 1, 1998, the Company amended certain agreements with its Complete Wellness Smoking Cessation, Inc. ("Smokenders") subsidiary. During September 1998, the Company contributed to Smokenders $23,000 as additional capital and $75,000 in return for a secured note bearing interest at 12%, payable on or before September 30, 1999. Additionally, the Company eliminated $22,000 of promissory notes due from the CEO of Smokenders, as part of the original shareholder agreement. On September 15, 1998, the CEO resigned his position however, he remained a Board Member of the Company. The Company also agreed to grant the managers of Smokenders up to an additional 3,000 options to purchase Smokenders stock, 1,500 of which vested at the grant date and 1,500 of which are subject to time vesting schedules through August 1, 1999. All options are exercisable for 5 year periods, contain anti-dilution provisions, and are not exercisable until January 1, 2000, except under certain circumstances. The exercise of these options will result in the managers owning 35% of the outstanding shares of Common Stock and the Company owning 65% of the outstanding shares of Common Stock of Smokenders. All shares are non-public restricted securities exempt from regulation requirements of the Securities Act of 1933 as amended. The shareholders of Smokenders have certain put and call options as well as non-mandatory repurchase options and liquidation requirements in the event selling shareholders are not able to obtain buyers for their stock.

     On May 1, 1999, as a result of the failure to pay the minimum royalty fee of approximately $26,000 to the founding shareholders of Smokenders, the Company reached an agreement with those shareholders to transfer all licenses, patents, copyrights, trademarks, inventory and other assets back to them as of July 1, 1999 for no further consideration and a release of debt on the royalty fee due as well as the assumption of certain liabilities. The Company has included the results of operations of Smokenders through June 30, 1999 in its consolidated results from operations.

Nutri/Systems

     On January 31, 1998, CWWM completed the acquisition of 56 weight loss treatment centers from Nutri/System, L.P. The retail centers marketed food, medically supervised weight loss programs and nutritional supplements. The purchase price of the centers included $150,000 in cash and the assumption of certain lease liabilities and other acquisition costs of approximately $700,000. The transaction was accounted for as a purchase. The purchase price, including acquisition costs, was allocated for accounting purposes to the assets acquired, primarily food inventory.

     On November 13, 1998, the Company's Board of Directors voted to sell, close and/or otherwise divest the operations of CWWM. CWWM commenced operations on February 1, 1998 and realized losses from operations of approximately $5,974,000 on revenues of approximately $6,573,000 for the period ended December 31, 1998. The costs to exit this activity were estimated to be approximately $3,355,000. On April 21, 1999 the Company's Board of Directors approved a formal plan for CWWM to file for Chapter 7 bankruptcy proceedings. The Company filed the formal Chapter 7 documents on July 6, 1999 in Trenton, New Jersey. As of July 6, 1999, this subsidiary is no longer included in the Company's consolidated financial results. The Company's investment in this subsidiary was adjusted to reflect those liabilities that are guaranteed by the Company. The remaining liabilities of the subsidiary, approximately $3,852,000, were adjusted through changes to additional paid in capital of the Company in July 1999.

Complete Wellness Centers, LLC

     On May 29, 1998 the Company, by unanimous consent of the Board of Directors, agreed to purchase all of the outstanding units of Complete Wellness Centers, LLC ("CWC,LLC"), a Delaware limited liability company, of which the Company has a 1% equity interest and irrevocable proxies from a majority of interest holders in the LLC. The acquisition was accomplished by the issuance of

77,821 shares of Common Stock valued at $200,000, based upon the average closing bid price of the Company's Common Stock for the thirty (30) trading days prior to June 1, 1998. Such shares are subject to SEC Rule 144, but shall have piggyback registration rights. Former and current employees, directors, and immediate relatives of management, owning 37.6% of the LLC's equity received a discount to 26.32% of the $200,000 valuation of the LLC; the remaining investors received the balance of the valuation on a pro rata basis in accordance with their respective investments. This amount was expensed during 1998.

Accident and Industrial Injury Associates

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

     On January 3, 1999, the Board passed a resolution to nullify the Company's acquisition of AIIA Managed Care, Inc. (AIIA).

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

Optimum Health Services, Inc.

     The Company's formal plan to divest its 86.67% interest in OHS, as amended on November 3, 1998 was to spin-off the Company's interest in OHS to the management of OHS. For the eleven months ended November 30, 1998, OHS had losses from operations of approximately $701,000 with approximately $19,000 in revenues. Under the plan, the Company converted its investment in OHS into 266,736 OHS ten-year warrants at an exercise price of $0.01 per share. The warrants can not be exercised prior to one year and not in an amount at any time such that the Company's ownership of OHS's common stock would be greater than 49% of the total OHS common stock outstanding. The current value recorded by the Company in relation to the 266,736 OHS warrants is zero. On March 31, 2000, the Company exercised its warrants with a cash payment of $2,667 and now owns 266,736 shares of OHS, approximately 6.7% of their outstanding shares at that time.



5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Details of the allowance for doubtful accounts receivable are as follows:

                                                                   December 31,
                                                             1998                1999
                                                        ---------------    ----------------
Beginning Balance                                       $     3,825,708    $      6,255,238
Bad debt expense                                              2,656,597           1,598,635
Recoveries/Write-offs                                          (227,067)         (2,583,512)
                                                        ---------------    ----------------
Ending Balance                                          $     6,255,238    $      5,270,361
                                                        ===============    ================

6. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                                   December 31,
                                                             1998                1999
                                                       ----------------    ----------------
Furniture and Equipment (5 year life)                  $        706,208    $        440,003
Less Accumulated Depreciation and Amortization                 (336,625)           (214,025)
                                                       ----------------    ----------------
                                                       $        369,583    $        225,978
                                                       ================    ================

7. DEBT

Notes Payable

     On December 19, 1997, we entered into an Investment Agreement with Wexford Spectrum Investors LLC and Imprimis Investors LLC pursuant to which, as supplemented by a First Supplement dated January 12, 1998, a Second Supplement dated July 2, 1998 and a Third Supplement dated October 19, 1998, we issued $475,000 in aggregate principal amount of Senior Secured Floating Rate Bridge Notes due February 1, 1999, secured by various assets of Complete Wellness Centers, $375,000 of which evidenced term loans and $125,000 of which evidenced revolving loans made by Wexford and Imprimis to us. On August 31, 1999, we executed a Fourth Supplement to the Investment Agreement with Wexford and Imprimis, whereby we (i) converted $100,000 of the outstanding principal of the bridge notes to 2,000 newly issued shares of Senior Convertible Preferred Stock, and (ii) agreed to repay the remaining principal and accrued and unpaid interest by equal quarterly payments to Wexford and Imprimis during the period from January 1, 2000 to December 31, 2001 based on a four year amortization schedule. The note accrues interest at 12% per annum.

1997 Bridge Note

     The Company received $500,000 as a Bridge Loan on December 19, 1997. This note bears interest at 12% and was converted into Senior Convertible Preferred Stock on January 23, 1998. The note, along with an additional investment of $4,500,000 was converted into 100,000 shares of 12% convertible Preferred Stock.

Other Notes Payable

     On February 19, 1999 we signed a loan agreement with RVR Consulting Group, Inc. ("RVR"), a related party, for $100,000 and on August 31, 1999 we signed a First Supplement to the Loan Agreement with RVR, pursuant to which we and RVR agreed to convert the $100,000 loan in full into 2,000 shares of 8% Junior Convertible Preferred Stock.

     The Company entered into loan agreements with two vendors totalling $428,000. Interest is 9% and 12% respectively and the loans are due December 2000 and April 2002. We are in default of one these loans and have classified this note as current..

     On December 27, 1999 we received a $100,000 loan from Joseph J. Raymond, Jr., Chairman and Chief Executive Officer of the Company for a term of six months. The note accrues interest at 12% per annum.

     The aggregate amount of all maturities for the year ended December 31, 1999 are as follows:

     2000                $582,525
     2001                 314,475
                         --------
                         $897,000
                         ========

8. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities recognized as of December 31, 1998 and 1999 are presented below:

                                                December 31,
                                            1998           1999
                                        -----------    -----------
Deferred tax assets:
         Start-up costs                 $    21,000    $        --
         Nonqualified stock options         314,000        392,000
         Bad debt expense                 2,252,000      1,897,000
         Operating loss carryforward      1,090,000      3,137,000
         Accrued exit of activity           880,000             --
         costs
                                        -----------    -----------
            Total deferred tax assets     4,557,000      5,426,000
Less valuation allowance                 (4,546,000)    (5,415,000)
                                        -----------    -----------
Net Deferred tax assets                      11,000         11,000
                                        -----------    -----------
Deferred tax liabilities:
         Depreciation                       (11,000)       (11,000)
                                        -----------    -----------
Total deferred tax liabilities              (11,000)       (11,000)
                                        -----------    -----------
Net deferred tax amount                 $         0    $         0


     The Company files a consolidated federal tax return with its wholly owned subsidiaries. At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $8,713,000 which expire between 2010 and 2012. Utilization of net operating loss carryforwards may be significantly limited, based on changes in the Company's ownership. The use of substantially all of the combined net operating loss carryforwards of CWC, LLC will be limited to offset future taxable income of each separate subsidiary in proportion to their share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes resulting from the Company's Senior and Junior Convertible Preferred Stock financing and other equity offerings.

     The Company has a cumulative pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $4,546,000 and $5,415,000 as of December 31, 1998 and 1999, respectively.

     Significant components of the provision for income taxes are as follows for the years ended:

                                                December 31,
                                            1998           1999
                                         -----------    -----------
Current:
       Federal                           $         0    $         0
       State                                       0              0
                                         -----------    -----------
Total Current                                      0              0

Deferred:
       Federal                            (2,453,000)      (765,000)
       State                                (513,000)      (104,000)
       Increase in valuation allowance     2,966,000        869,000
                                         -----------    -----------
Total deferred                                     0              0
                                         -----------    -----------
Total provision for income taxes         $         0    $         0
                                         ===========    ===========

     The effective tax rate on income before income taxes varies from the statutory federal income tax rate for the years ended December 31, 1998 and 1999 as follows:

                          December 31,
                         1998     1999
                         ----     ----
Statutory rate            (34%)    (34%)
State taxes, net           (3%)     (3%)
Other differences, net      1%       1%
Valuation allowance        36%      36%
                         ----     ----
                            0%       0%
                         ====     ====

9. STOCKHOLDERS' EQUITY

Warrants

         The Company issued one warrant for each common share sold in connection with its initial public offering. The warrants are exercisable at any time commencing August 19, 1997 until February 18, 2002 at $7.20 per share. The warrants are subject to adjustment in accordance with the certain anti-dilution commitments and other provisions.

Sale of Senior Redeemable Preferred Stock / Conversion to Senior Convertible Preferred Stock

         The Senior Redeemable Preferred Stock was issued to two investment groups (the "investors") pursuant to the terms of the investment agreement dated January 23, 1998 and amended July 2, 1998. The offering consisted of a $500,000 12% Bridge Loan (the "Bridge Loan") received by the Company on December 16, 1997, a $1,000,000 Senior Redeemable Preferred Stock purchase by the Investors on January 17, 1998, of which $500,000 was used to retire the Bridge Loan and a $4,000,000 Senior Redeemable Preferred Stock purchase by the Investors on January 23, 1998. On July 2, 1998, the Senior Redeemable Preferred Stock was exchanged for Senior Convertible Preferred Stock.

         The cost of the offering to the Company, approximately $468,000, was paid out of the proceeds of the Senior Redeemable Preferred Stock offering.

     The significant provisions of the for Senior Convertible Preferred Stock are as follows:

(I) The Senior Convertible Preferred Stock accrues dividends at 8% per annum if paid in cash and 10% per annum if paid in the form of additional shares of Senior Convertible Preferred Stock. Dividends are payable quarterly. Dividends in the form of additional shares of Senior Convertible Preferred Stock were paid at the end of each calendar quarter in 1998 and 1999.

(II) The Senior Convertible Preferred Stock's liquidation preference is calculated as $50 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated and unpaid to the date of final distribution.

(III)Conversion of the Senior Convertible Preferred Stock is based on the liquidation preference divided by the lower of $1.75 or 75% of the current market price per share of the Company's Common Stock on the trading day immediately prior to the conversion date, subject to certain anti-dilution provisions. Conversion of the Senior Convertible Preferred Stock, at the option of the Investors, can occur at any time on or after January 3, 1999.

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

     On November 17, 1999, a request to convert 2,000 shares of Senior Convertible Preferred Stock to 69,944 shares of Common Stock was completed.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to determine the number of shares in each series, as well as the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action by the common stockholders. The rights of the holders of common stock and the preferred stock offered in this offering will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that is currently issued or which may be issued in the future.

         On August 19, 1998, we entered into a consulting agreement with RVR Consulting Group, Inc. for a term of August 1, 1998 through July 31, 1999. We agreed to pay RVR $7,000 per month plus expenses to help us identify problem areas in our operations and provide subsequent solutions. Joseph J. Raymond Jr., our chairman of our board of directors and chief executive officer, is the president of RVR, and Sergio R. Vallejo, our president and chief operating officer, is the vice president of RVR. We subsequently amended the consulting agreement to agree to issue RVR warrants to purchase 150,000 shares of our common stock. On March 4, 1999, we terminated the consulting agreement and converted the warrants granted to RVR to options granted under our 1999 Consultants Stock Option Plan to purchase 150,000 shares of our common stock at an exercise price of $1.25 per share, 75,000 to Joseph J. Raymond, Jr. and Sergio R. Vallejo individually. On December 1, 1999, the Board of Directors agreed to convert each of their 75,000 options to 16,666 shares of common stock at the closing price on December 1, 1999.

         On September 17, 1998, we entered into a consulting agreement with Structure Management, Inc., pursuant to which Structure Management agreed to provide consulting services related to our operations and financing, and pursuant to which we agreed to issue warrants to purchase 120,000 shares of our common stock at $2.00 per share to Structure Management. On March 4, 1999, we converted the warrants to options, granted under our 1999 Consultant's Stock Option Plan, to purchase 120,000 shares of our common stock at $2.00 per share. Structure Management subsequently exercised the options. Structure Management is controlled by Jeffrey J. Raymond, the brother of Joseph J. Raymond, Jr., Chairman and Chief Executive Officer of CWC.

         On February 19, 1999 we signed a loan agreement with RVR Consulting Group, Inc. for $100,000 and on August 31, 1999 we signed a First Supplement to the Loan Agreement with RVR, pursuant to which we and RVR agreed to convert the $100,000 loan in full into 2,000 shares of Junior Convertible Preferred Stock. This class of Preferred Stock has the same rights and terms as the Senior Convertible Preferred Stock, except it is junior in its liquidation preference to the Senior Convertible Preferred Stock.

         On February 26, 1999, Imprimis Investors LLC, Wexford Spectrum Investors LLC and RVR entered into a Stock Purchase Agreement whereby Imprimis and Wexford agreed to sell RVR an aggregate of 10,969 shares of our Senior Convertible Preferred Stock for $500,000. Joseph J. Raymond, Jr., Sergio Vallego and Joseph Raymond, Sr., father of Joseph J. Raymond, Jr., guaranteed RVR's payment of the purchase price to Imprimis and Wexford. Imprimis and Wexford each beneficially own greater than 5% of our outstanding Common Stock, and Frederick Simon, a Senior Vice President of Wexford, is a former director of ours who resigned from our board of directors on July 27, 1999.

         On March 8, 1999, we entered into another consulting agreement with Structure Management, Inc. for the period ending on March 4, 2000. The agreement calls for Structure Management to support our corporate planning process by: (i) identifying and bringing to us opportunities which help meet our corporate objectives and our business plans; (ii) assessing our competitive position, whether financial, technology or operational; (iii) identifying suitable merger or acquisition candidates, perform appropriate due diligence and assist us in negotiations with those identified candidates; (iv) supporting our financial public relations efforts by reviewing and commenting on our financial reports and plans and identifying examples of outstanding financial reporting presentation in other industries; and (v) supporting our shareholder relations activity by reviewing and responding to shareholder communications and advise us as to selection of public relations counsel. As compensation, we have issued Jeffrey J. Raymond, as a principal of Structure Management, Inc. options under our 1999 Consultants Stock Option Plan to purchase 117,500 shares of common stock at $1.25 per share. Mr. Jeffrey J. Raymond subsequently exercised the options.

         On April 1, 1999, the Company reached a settlement with Haim Zitman. Mr. Zitman had sued the Company for breach of his employment agreement with CWWM, a subsidiary of the Company. Mr. Zitman was granted options to purchase 40,000 shares of the Company's Common Stock for $0.01 per share, valued at $80,000 in compensation expense, vested upon issuance, in full satisfaction of his claim. Mr. Zitman exercised options to purchase 27,625 shares and 12,375 shares in September 1999 and October 1999, respectively.

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

         On August 24, 1999, as consideration for services provided by Structure Management in connection with a private placement of our common stock, we issued Structure Management options under our 1999 Consultants Stock Option Plan for an additional 125,000 shares of our common stock at $1.50 per share and paid Structure Management $50,000. Structure Management subsequently exercised the 125,000 options.

         On August 24, 1999 the Company's Board of Directors approved a plan to raise up to $750,000 through a private placement of the Company's Common Stock. The plan consisted of the issuance of up to 750,000 shares of the Company's Common Stock priced at $1.00 per share. All such shares were sold and issued. These shares were subsequently registered with the Securities and Exchange Commission.

         Through December 15, 1999, the Company received $481,000 through another private placement of which $50,000 was used to cover costs of the offering. CWC sold 481,000 shares of its Common Stock at $1 per share. These shares are considered restricted securities subject to Rule 144 of the Securities Act of 1933, as amended.

         On August 24, 1999 the Company's Board of Directors approved the conversion of $950,000 of debt into the Company's securities. On September 23, 1999,Stratus Services Group converted their entire debt to the Company, which consisted of $750,000, into 500,000 shares of the Company's Common Stock. Joseph
J. Raymond, Sr., a principal of Stratus Services Group, is the father of Mr. Joseph J. Raymond, Jr., the Chairman and Chief Executive Officer of the Company. Imprimis Investors, LLC and Wexford Spectrum Investors, LLC converted $80,000 and $20,000 respectively, of their Senior Secured Debt into 1,600 and 400 shares respectively, of Senior Convertible Preferred Stock. RVR Consulting Group, Inc. converted $100,000 of unsecured term notes into 2,000 shares of the Company's Junior Convertible Preferred Stock. Mr. Joseph J. Raymond, Jr., the Chairman and Chief Executive Officer of the Company and Mr. Sergio R. Vallejo, the President and Chief Operating Officer of the Company are both principles of RVR Consulting Group. All the aforementioned conversions were completed by August 31, 1999. The shares of Junior Convertible Preferred Stock have the same rights as shares of the Senior Secured Cumulative Convertible Preferred Stock, except that they are junior, or subordinate, to the Senior Convertible Preferred Stock.

         As of December 31, 1999, total options outstanding for shares to be issued under all plans were 652,083 of which 531,337 were exercisable. The underlying shares of Common Stock have been reserved for issuance under the respective plans.

         On January 5, 2000, we issued options for 100,000 shares of our common stock under our 1996 Stock Option Plan to Joan Raymond, a principal of Structure Management, Inc., at $1.25 per share. Mrs. Raymond, a sister-in-law to Mr. Joseph J. Raymond, Jr., the Chairman and Chief Executive Officer of the Company, subsequently exercised the options in full.

         On March 13, 2000, we reached an agreement with our preferred shareholders to restructure the capitalization of our company. The restructuring will only take place upon completion of the merger with Dr.Alt.com Corporation (See Note 16 - Potential Transactions and Relationships). In an attempt to simplify the capital structure and to remove the liquidation preferences of the Senior Convertible Preferred Stock ("Senior") and of the Junior Convertible Preferred Stock ("Junior") the following transactions will take place upon the effective date of the merger:

- Conversion of all outstanding shares of Senior to shares of Common Stock of the Company based on their current conversion factor;

- Conversion of all outstanding shares of Junior to shares of Common Stock of the Company based on their current conversion factor;

- The shares of Common Stock will be restricted subject to Rule 144 of Securities Act 1933, yet will be granted piggyback registration rights in the next Common Stock offering. CWC has agreed to register such shares no later than December 31, 2000.

- The principle of the secured note payable to Wexford Spectrum Investors LLC will continue and the related accrued interest will be brought current.

         During 1999, the Company changed its presentation of convertible preferred stock to reflect par value. Prior year amounts have been reclassified to reflect this reclassification.

10. STOCK OPTION PLANS

     The Company has stock option plans providing for the grant of incentive and non-qualified stock options to employees, directors, consultants and advisors. Pursuant to the Plans, 1,071,704 shares of Common Stock have been reserved for issuance. At December 31, 1999 the following options have been granted and are outstanding:

1994 Stock Option Plan

                        Number of          Exercisable
 Date of Grant       Options Granted       at 12/31/99       Exercise Price        Fair Value
-----------------    -----------------    ---------------    ----------------     -------------
        12/31/96           30,333             30,333          $.03 - 4.50             47,396
        12/31/97           11,000             11,000              4.50                17,188
        12/31/98           17,334              8,000              3.03                12,504
         8/31/99           20,000             20,000               .01                31,250
         12/1/99           75,000             25,000              1.25                39,063
                          -------             ------
Total                     153,667             94,335


1996 Stock Option Plan

                        Number of          Exercisable
 Date of Grant       Options Granted       at 12/31/99       Exercise Price        Fair Value
-----------------    -----------------    ---------------    ----------------     -------------
        12/31/97         104,166             102,499                $3.615           $160,154
        12/31/98          26,000              19,864           2.56 - 4.38             45,313
          7/1/99          30,000                   0                   .01             46,875
         8/31/99          40,000              40,000                   .01             62,500
          9/1/99          10,000               5,000                  1.75             15,625
         12/1/99         200,000             200,000                  1.50            312,500
                         -------             -------
Total                    410,166             367,333


1996 Restricted Stock Option Plan

                        Number of          Exercisable
 Date of Grant       Options Granted       at 12/31/99       Exercise Price        Fair Value
-----------------    -----------------    ---------------    ----------------     -------------
1998                      29,500              16,169          $2.25 - 3.03           $25,264
                          ------              ------
Total                     29,500              16,169

1998 Outside Directors Stock Option Plan

                        Number of          Exercisable
 Date of Grant       Options Granted       at 12/31/99        Exercise Price       Fair Value
-----------------    -----------------    ---------------    ----------------     -------------
   1998                   18,750              18,750         $2.8125 - 3.0625          $29,297
3/29/99                    7,500               3,750                     2.25            5,860
 4/1/99                    7,500               3,750                     2.50            5,860
9/16/99                    7,500               3,750                   2.6875            5,860
                          ------              ------
Total                     41,250              30,000

                        Number of
                     Options Granted       Exercisable
                     and Outstanding       at 12/31/99
                     ---------------       -----------
GRAND
TOTAL                    634,583             507,837
                         =======             =======


                                                           Year of Grant
                                     -----------------------------------------------------------
                                        1996           1997            1998            1999
                                     -----------   -------------    -----------    -------------
1998
Forfeited Incentive Options              74,980          20,000         25,000                0
Forfeited Non-Qualified Options               0          17,000              0                0

1999
Forfeited Incentive Options                   0         161,975         94,916            5,000
Forfeited Non-Qualified                       0          39,544         17,166                0
Options


     Options generally vest 33 1/3% each year beginning on the anniversary of the grant date. The weighted average remaining contractual life of the options outstanding at December 31, 1999 is 3.15 years. The weighted average price of exercisable options at December 31, 1999 was $1.98.

     On August 16, 1999, the Company filed a Form S-8 with the SEC to register the following numbers of shares under its respective stock option plans:

1994 Stock Option Plan.................................................................    400,000 shares
1996 Stock Option Plan.................................................................    600,000 shares
1996 Restricted Stock Option Plan for Health Care Professionals........................    100,000 shares
1998 Outside Directors Stock Option Plan...............................................    100,000 shares

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock option because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25's intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense is measured based on the award's intrinsic value of the excess of the market price of the stock over the exercise price on the measurement date. The Company recorded $80,633 and $147,719 of compensation expense and $0 and $211,806 of consulting expense related to stock options granted below market value as of December 31, 1998 and 1999, respectively. Additionally, the Company has recorded consulting expense of $357,128 and $0 as of December 31, 1998 and 1999, respectively as a result of the granting of Common Stock warrants during the years then ended.

         Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for the awards in 1998 and 1999 and consistent with the provisions of SFAS 123, the Company's net loss and loss per share-diluted would have been as indicated below:

                                                 Year Ended December 31,
                                                1998                1999
                                          ------------------   ----------------
Net loss - as reported                         $(9,668,018)       $(2,804,991)
Net loss - pro forma                           $(9,698,389)       $(2,815,991)
Loss per share - as reported                   $     (4.41)       $     (0.77)
Loss per share - pro forma                     $     (4.43)       $     (0.78)

         For the purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The fair value of each option grant is estimated on the date of grant using the "Black Scholes" option-pricing model with the following weighted-average assumptions for 1998 and 1999: risk free interest of 5.75%; expected life of the option of 5 years; and a zero dividend yield; volatility .55. The weighted average fair value of options granted during 1998 and 1999 was $1.60 and $2.00, respectively.

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

11. WARRANTS

         The Company has contractual agreements granting warrants to purchase shares of its $.0001665 par value Common Stock and warrants to purchase warrants. Such warrants and the underlying shares of Common Stock are restricted in accordance with Rule 144 of the Securities Act of 1933. Pursuant to these agreements, 418,000 shares of Common Stock have been reserved for issuance. At December 31, 1999, the following warrants have been granted:

                         Number of
  Date of Grant        Warrants Granted          Exercise Price       Fair Value
-----------------    --------------------       ----------------     ------------
1997                 65,000 for shares           $   2.00 - 750        $101,563
1997                 20,000 for warrants                  0.125          15,000
1998                 233,000 for shares           1.6875 - 7.50         364,063
1998                 80,000 for warrants                  0.125          60,000

100,000 warrants to purchase warrants were in the money on December 31, 1999 due to the closing price of CMWLW of $.75 exceeding the exercise price of $0.125. All warrants are exercisable at December 31, 1999.

12. LEASE ARRANGEMENTS

         During 1998 and through June 1999, the Company leased its corporate office space in Washington, D.C. for use as its corporate offices for a seven year term. The space consisted of approximately 9,000 square feet at a cost of $10,000 per month. In January 1999, the Company sublet, for the balance of the seven year lease term, approximately 2,500 square feet for $2,750 per month. The Company was named in a lawsuit in Washington, D.C. on December 15, 1999 by the landlord for alleged failure to pay $108,981 of rents and fees due under a sub-lease plus attorney's fees. The Company has settled the claim and as of December 31, 1999, has accrued $109,000 for payment of the settlement.

         In July 1999, we relocated our principal executive offices to Winter Park, Florida, where we lease an aggregate of approximately 1,760 square feet of office space pursuant to two leases at an aggregate current monthly rent of $2,281. The leases expire May 2000 for 795 square feet and in September 2001 for 965 square feet.

         The Company leases substantially all its equipment including furniture, fixtures and computers under various operating leases at a cost of approximately $8,000 per month. The following table sets forth the Company's lease obligations for each of the next five years and a lump sum balance for the remainder of all the leases as of December 31, 1998:

2000.............................     $   119,600
2001.............................     $   111,780
2002.............................     $    18,561
2003.............................     $     3,702
                                      -----------
Total Minimum Obligations........     $   253,643
                                      ===========


         CWWM, which filed for Chapter 7 bankruptcy protection in July 1999, had lease arrangements with landlords at each of its clinic locations. At December 31, 1998 and 1999 the majority of the leases were either in default or the subsidiary had judgments rendered against it for delinquent lease payments. All weight loss center leases have been surrendered to the respective landlords. There are two suits pending related to landlord claims under the bankruptcy, both of which we are defending.

13. NET LOSS PER COMMON SHARE

         The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the shares of Senior and Junior Convertible Preferred Stock have been excluded from the computation for the period ended September 30, 1998 as they would have an anti-dilutive effect.

         The following table sets forth the computation of basic loss per share:

                                                    Year Ended December 31,
                                                     1998             1999
                                                 -------------    -------------
Weighted average common shares outstanding          1,892,045        3,221,166
Shares issued for nominal consideration
         Prior to the Initial Public Offering         409,287          409,287
                                                 ------------      -----------
                                                    2,301,332        3,630,453
Loss allocable to common shareholders            $ (9,668,018)     $(2,804,991)
Basic loss per share                             $      (4.41)     $     (0.77)

14. RELATED PARTY TRANSACTIONS

         In August 1996, the Company entered into a consulting agreement with J.E.M, Inc. (JEM), the sole stockholders of which are Dr. Kaplan, the Company's President and Chief Operating Officer, and his wife. Under the terms of the consulting agreement, JEM agreed to provide advice and assistance to the Company in connection with identifying and affiliating with chiropractors and their existing chiropractic practices and identifying, acquiring, and/or managing businesses engaged in providing services ancillary to those provided by Integrated Medical Centers. The Company agreed to pay JEM $6,000 per month for its services. The consulting agreement expired in August 1999 and was not renewed.

         On December 19, 1997, we entered into an Investment Agreement with Wexford Spectrum Investors LLC and Imprimis Investors LLC pursuant to which, as supplemented by a First Supplement dated January 12, 1998, a Second Supplement dated July 2, 1998 and a Third Supplement dated October 19, 1998, we issued $475,000 in aggregate principal amount of Senior Secured Floating Rate Bridge Notes due February 1, 1999, secured by various assets of Complete Wellness Centers, $375,000 of which evidenced term loans and $125,000 of which evidenced revolving loans made by Wexford and Imprimis to us. On August 31, 1999, we executed a Fourth Supplement to the Investment Agreement with Wexford and Imprimis, whereby we (i) converted $100,000 of the outstanding principal of the bridge notes to 2,000 newly issued shares of 8% Series B Senior Secured Cumulative Convertible Preferred Stock, and (ii) agreed to repay the remaining principal and accrued and unpaid interest by equal quarterly payments to Wexford and Imprimis during the period from January 1, 2000 to December 31, 2001 based on a four year amortization schedule. The note payable accrues interest at 12% per annum.

         In January 1998, the Company entered in an agreement with Stratus Services Group, Inc ("Stratus"), an employee leasing and payroll company for the term of one year, which is annually renewable. Under the terms of the agreement, Stratus will provide the Company with leased employees and payroll services at all the Company's locations, both at the parent and subsidiary levels. Mr. Joseph J. Raymond, Sr. is a principal in Stratus and is the father of Joseph J. Raymond, Jr., Chief Executive Officer of the Company. The Company believes that the services provided by Stratus are at least as favorably priced as any other company providing such services which the Company may contract with.

         In August 1998 the Company entered into a consulting agreement with RVR Consulting, Inc. ("RVR") for the term of August 1, 1998 through July 31, 1999. The Company agreed to pay RVR $7,000 per month plus expenses to help the Company identify problem areas in its operations and provide subsequent solutions. The principles of RVR are Joseph J. Raymond, Jr. and Sergio R. Vallejo, who are officers of the Company and members of the Company's Board of Directors. RVR was not paid in 1999 under this arrangement, except for out of pocket expenses. On December 1, 1999, the board of directors approved the employment contracts for Joseph J. Raymond, Jr. and Sergio Vallejo and the issuance of 16,666 shares of common stock to each Joseph J. Raymond, Jr. and Sergio R. Vallejo in lieu of options held by each for 75,000 shares of common stock in satisfaction of all amounts due through that date. These securities are restricted subject to Rule 144 of the Securities Act of 1933, as amended.

         In May 1999 we executed a one year consulting agreement with Kats Management, LLC whereby Kats has agreed to provide day to day integrated medical center operation services, provide training services to the integrated medical centers, integrate new integrated medical centers and assist in the development of products and new health related services. In consideration for such services, we have agreed, in part, to pay Kats (i) $19,000 per month, (ii) $300 per month for each new integrated medical center established by Kats, (iii) commissions averaging 5% of revenues generated by 16 existing integrated medical centers and
(iv) an annual travel allowance of up to $5,000. In October 1999, the monthly cash payment was reduced by mutual agreement to $12,000.

         On July 1, 1999, we entered into a one year consulting agreement with The WorkSource, Inc., to provide daily accounting, consulting and administrative services to us, in consideration for which we agreed to pay The WorkSource $7,500 bi-weekly. On November 30, 1999, we amended the consulting agreement whereby we agreed to pay The WorkSource an additional $50,000 in consideration for additional services provided by The WorkSource related to raising additional capital for CWC. Ms. Rebecca Irish, Chief Financial Officer, Vice President and Treasurer of CWC, is the principal of The WorkSource, Inc. The WorkSource, Inc. is a financial services and consulting firm and serves as an independent contractor to perform accounting, cash management and certain administrative functions for CWC and was paid $85,813 in 1999.

         On July 14, 1999 we entered into a Separation and Release Agreement with Eric S. Kaplan, D.C., our former president and director, made effective as of July 21, 1999. In return and as consideration of Mr. Kaplan's resignation and release of Complete

Wellness Centers from all employment claims or actions, we agreed to: (i) indemnify him for actions taken by Complete Wellness Centers or by him as an officer or director of Complete Wellness Centers; (ii) continue liability coverage for as long as the applicable statute of limitations of claims shall run; (iii) transfer $200,000 in market value of our common stock at a 5,000 shares per month rate to him through stock issuances or stock option grants;
(iv) pay him attorney fees in the amount of $6,000; and (v) pay him the sum of $10,000 in cash. We accelerated the vesting of various options in 1999 and 2000. Dr. Kaplan has exercised 30,000 of these options during 1999, the value of which was recorded as compensation expense. Dr. Kaplan also exercised other unrelated previously vested options to purchase 16,660 shares at $0.60 per share of the Company's Common Stock in September 1999. The remaining $145,000 owed to Dr. Kaplan is accrued at December 31, 1999.

         On July 27, 1999, Mr. Frederick Simon resigned from the Company's Board of Directors. Mr. Simon is a Senior Vice President of Wexford Spectrum Investors, LLC, an owner of 20% of the Company's Senior Convertible Preferred Stock and to which the Company has a secured note payable in the amount of $375,000 as of December 31, 1999.

         On November 30, 1999, we entered into a termination of employment agreement with Michael T. Brigante, our former Sr. Vice President and Chief Financial Officer, to pay $73,704 for monies owed for back wages, vacation, allowances and severance compensation pursuant to the provisions in Mr. Brigante's employment agreement. The monies are to be paid over a twelve month period ending December 2000.

         Mr. Eugene Sharer, former President of CWC and current director of CWC, is the principal of Sharer and Associates. Sharer Associates serves as an independent contractor to assist CWC in various projects and management services and was paid approximately $7,500 in 1999 for services rendered. CWC owed Sharer Associates $40,785 as of December 31, 1999.

         Mr. L. Mark Michel became a director of CWC in January 2000. Mr. Michel serves as an independent contractor to assist CWC with managed care contracting and advisory services and was paid $4,495 in 1999.

15. CONTINGENCIES

Federal Investigation

         Revenues from all Federal programs accounted for approximately 5% and 4%, respectively, of the Company's net patient service revenues for the year ended December 31, 1998 and 1999. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. In November 1997, federal agents served search warrants and subpoenas on the Company and four of its subsidiaries and affiliates. Company records and files were seized. If the government review finds wrongdoing, the Company would be subject to significant regulatory action including fines, penalties, and possible exclusion from the Medicare and Medicaid programs. One employee received a letter dated January 13, 1998 from the United States Attorney General's Office stating that the employee was a subject of the investigation. The investigation appears to be focused on two clinics in Virginia. No charges have been filed against us or any of our employees to date. Any such action would be material to the financial position of the Company and could have a materially adverse effect on the results of operations and cash flows of the Company. The Company is not currently aware of any pending or threatened allegations of potential wrongdoing as a result of the investigation. Further, the Company believes that it is substantially in compliance with all applicable laws and regulations.

Legal Proceedings

         The Company was named in a lawsuit filed in Sarasota, Florida in July 1997 by Jeffrey Friedlander, a medical doctor, for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March 1999, and two judgments were entered against the Company for $147,292 in March, which includes $100,000 in punitive damages, followed by a subsequent judgment for related legal fees of $37,712. The Company has a bond for $222,005 in place for the satisfaction of the judgments, which is backed by an irrevocable letter of credit for $111,002, against which the Company has pledged a certificate of deposit of $111,002. Even though the Company contests the jury finding and is in the process of appealing the decision, the full amount of the judgments has been accrued at December 31, 1999.

         The Certificate of Deposit of $111,002 is pledged as collateral for a letter of credit obtained by the Company.

Government Regulation

         Federal and state laws extensively regulate the relationships among providers of health care services. These laws include federal fraud and abuse provisions which if violated by any of our health care providers could put us at risk of severe criminal and monetary penalties. Federal fraud and abuse laws also impose restrictions on physicians' referrals for designated health services covered under Medicare or Medicaid to entities with which they have financial relationships. There can be no assurance that the federal and state governments will not consider additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, which could adversely affect us.

Professional Liability

         Although we do not provide medical services or control the provision of health care services by the integrated medical centers' practitioners, we could nevertheless also be accused of medical negligence. We have obtained an insurance policy that provides medical malpractice insurance and managed care errors and omissions insurance retroactive to the integration dates of the integrated medical centers for both our integrated medical centers and Complete Wellness Centers. The policy provides coverage for $1,000,000 per claim per integrated medical center, subject to an aggregate limit of $3,000,000 per integrated medical center per year. A successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business.

         The foregoing policy is a "claims made" policy. Thus, it provides coverage for covered claims made during the policy's term but not for losses occurring during the policy's term for which a claim is made subsequent to the expiration of the term. Based on experience to date of the medical professionals employed, it is believed that potential losses on any claims incurred but not reported would not be material to the Company's financial position. There is no deductible under the policy.

New Integrated Medical Centers

         During the first quarter of 2000, the Company did not add any new affiliates but did contract with one new clinic on a consulting only basis.

Continued Listing on the Nasdaq SmallCap Market

         The Company's Shares and Warrants are listed on the Nasdaq SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999. The Company did not meet any of the criteria at December 31, 1998 and provided the Nasdaq with details of its plan to increase its net tangible assets to the threshold level and accomplished that goal by September 30, 1999. Additional losses in the Company have mitigated the improvements. The Company has had no communications with Nasdaq since this deficiency became apparent. There can be no assurance that Nasdaq will allow the Company's shares to remain listed while it works to regain compliance. Consequently, the Company's shares could be delisted from the Nasdaq SmallCap Market at any time. In the event that the Company's shares are delisted from the Nasdaq SmallCap Market, they could continue to trade on the Nasdaq "Bulletin Board".

Employment Agreements

         The Company has entered into employment agreements with three executives for two-year terms. The agreements stipulate annual salaries, aggregating $425,000 plus bonus and stock options aggregating 275,000 shares granted and vesting immediately (for 225,000 shares) and over two years (for 50,000 shares).

Year 2000 Issue

         All of the Company's internal operating systems were compliant as of December 31, 1999, however, Year 2000 problems may not surface until after January 1, 2000. Management estimates that the costs associated with any additional activities will not have a material effect on the Company's operations.

16. POTENTIAL TRANSACTIONS AND RELATIONSHIPS

         On March 7, 2000, CWC and our wholly owned subsidiary, Completewellness.com ("cwc.com") signed a Services Agreement with Dr. Alt.com Corporation ("DrAlt") to provide alternative medicine information and products to practitioners and consumers through our web site, www.completewellness.com. CWC, cwc.com and DrAlt have certain duties and compensations in the relationship based on their abilities and expertise. The agreement is for 5 years. DrAlt has agreed to lend CWC $750,000 by May 1, 2000 and to consider lending an additional $250,000 at their discretion. As of April 10, 2000 CWC has executed 6 month promissory notes with DrAlt totaling $550,000 at the prime rate. CWC has granted to DrAlt a total of 275,000 five year warrants to purchase 275,000 shares of CWC Common Stock at $2 per share. These warrants constitute restricted securities under federal and state securities laws. Upon execution of the additional note for $200,000, anticipated on May 1, 2000, CWC will issue additional warrants for the purchase of 100,000 shares of our Common Stock.

         On March 7,2000, CWC also signed a non-binding letter of intent to complete a tax-free merger with DrAlt. The agreement provides for CWC to be the surviving entity. CWC would issue to the shareholders of DrAlt, such number of fully paid and non-assessable shares of CWC Common Stock as would result in the shareholders of DrAlt collectively owning immediately after the closing of the merger, fifty (50) percent of the common equity of CWC on a fully diluted basis except for any outstanding warrants. DrAlt shareholders would surrender their DrAlt shares to CWC at closing. There are significant contingencies involved in the agreement, including but not limited to proper due diligence, conversion of the preferred shareholders to common shareholders, additional funding of CWC through a private placement and approval of the transaction by the shareholders of each company. CWC is using its best efforts to effect the required actions to bring the merger to completion, but there is no guarantee the transaction will be completed as described.

17. RESTATEMENT OF QUARTERLY INFORMATION (UNAUDITED)

         As a result of the discontinuation of certain contractual relationships with Integrated Medical Centers, accruals of liabilities and certain estimation processes utilized by the Company, a restatement of the quarterly results for the year ended December 31, 1999 is necessary. The restatement for the nine months ended September 30, 1999 had the effect of increasing the net loss by $1,747,000 and the net loss per share by approximately $0.47 in the fourth quarter. The Company will file amended quarterly reports on Form 10-QSB by May 15, 2000. The restated quarterly results for 1999 are as follows (first table) and may be compared to the previously reported quarterly results for 1999 (second table):


RESTATED                                          Quarter         Quarter         Quarter          Quarter
                                                   Ended           Ended           Ended            Ended
                                                  March 31        June 30       September 30     December 31
                                                ------------    ------------    ------------    ------------
Net Revenues                                    $  4,580,034    $  2,560,780    $  2,867,828    $  2,931,690
Net Loss                                        $    (50,696)   $   (708,633)   $   (747,477)   $ (1,298,185)

Net Loss Per Share                              $      (0.02)   $      (0.20)   $      (0.18)   $      (0.28)
Weighted Avg Shares Outstanding - Basic            2,949,755       3,536,755       4,055,862       4,623,447


PREVIOUSLY REPORTED                                  Quarter        Quarter Ended      Quarter Ended
                                                   Ended March 31       June 30         September 30
                                                   -------------    --------------    ----------------
Net Revenues                                        $ 4,588,085       $ 3,683,278         $ 3,479,720
Net Income                                          $    78,304       $    91,425         $    70,339
Net Income Per Share - Basic                        $      0.03       $      0.03         $      0.02
Weighted Avg Shares Outstanding - Basic               2,949,755         3,536,755           4,055,862


18. SUBSEQUENT EVENTS

         In January 2000, the Board made a grant of 40,000 options, from the 1996 Stock Option Plan, to purchase Common Stock in the Company at $0.01 per share to Nico Pronk and Wayne Horne, principal owners of Noble Financial Group, Inc. Following the grant of such options, both exercised their options and shares were issued. The Company received $400 for the exercise of these options.

         See Note 9 - Stockholders' Equity for the discussion of other transactions in 2000 to date.

         See Note 14 - Related Party Transactions for the discussion of other transactions in 2000 to date.

         See Note 16 - Potential Transactions and Relationships for the discussion about DrAlt.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Identification of Directors

                                                            YEAR FIRST              YEAR OF
                NAME                         AGE              ELECTED              EXPIRATION
--------------------------------------    -----------    -------------------    -----------------
E. Eugene Sharer                              67                1996                  2000
Donald S. Radcliffe                           54                1999                  2000
John K. Pawlowski                             63                1999                  2000
L. Mark Michel                                62                2000                  2000
Sergio R. Vallejo, DMD                        37                1998                  2000
Joseph J. Raymond, Jr.                        38                1998                  2000

     (b) Identification of Executive Officers

                                                                                         YEAR FIRST SERVED
                        NAME                                       AGE                       AS OFFICER
------------------------------------------------------    -----------------------     -------------------------
Joseph J. Raymond, Jr.                                              38                          1999
Chairman of the Board/Chief Executive Officer
Sergio Vallejo                                                      37                          1999
President/Chief Operating Officer and Secretary
Rebecca R. Irish                                                    38                          1999
Vice President/Chief Financial Officer and Treasurer

     Joseph J. Raymond, Jr. has been chairman of our board of directors and chief executive officer of the Company since February 1999 and a director since September 1998. From 1997 to current, he has been the President of RVR Consulting Group, Inc., a financial consultant company. From 1988 to 1997, he served as chairman of the board of directors and chief executive officer of Transworld Services Group, an employee staffing company. In 1997, Transworld merged with Corestaff Services, a staffing company, where Mr. Raymond served as the Vice President of Operations through December 1997.

     Sergio R. Vallejo has been a director of the Company since May 1998, the Chief Operating Officer since February 1999 and President of the Company since July 1999. From 1997 to current, he has been the Vice President of RVR Consulting Group, Inc. Mr. Vallejo is also a Doctor of Dental Medicine. Mr. Vallejo has been a director of pharmacy operations in Florida for Subscript Pharmacy Corporation, an international company, since 1996. In 1989, Mr. Vallejo formed Jones Wilson Vallejo Associates, P.A., a dental management company. In 1985, Mr. Vallejo founded PVM Prescription Center, an institutional pharmacy that provided medications and supplies to the residents of long-term care facilities throughout central Florida.

     Rebecca R. Irish became Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company on December 1, 1999. Ms. Irish is also the president of The WorkSource, Inc., a financial consulting and services firm. From 1991 through 1997, Ms. Irish served as chief financial officer of RoTech Medical Corporation, a publicly-traded home healthcare company, until it merged with Integrated Health Services, Inc. in 1997. Ms. Irish is a certified public accountant and was a senior manager with Ernst & Young prior to joining RoTech Medical Corporation.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual compensation of the Company's Chief Executive Officer for services in all capacities to the Company during the Company's last fiscal year.

SUMMARY COMPENSATION TABLE

                                                                                        Restricted     Securities
    Name and Principal                       Annual                     Other Annual      Stock        Underlying     All Other
         Position               Year      Compensation      Bonus       Compensation      Awards         Options     Compensation
---------------------------    -------    -------------     ------     -------------    ----------     -----------   -------------
Joseph J. Raymond, Jr.          1999        $ 22,115                                      $25,000        100,000
Chairman of the                                                                                            7,500
Board/Chief Executive
Officer

C. Thomas McMillen (a)          1999        $  8,981
Former Chairman of the          1998        $155,719                                                                    $ 2,008
Board/Chief Executive           1997        $135,000                                                                    $ 1,338
Officer

Sergio Vallejo                  1999        $ 22,115                                      $25,000        100,000
President/Chief Operating
Officer and Secretary

Rebecca R. Irish                1999        $      0                                                      75,000
Vice President/Chief
Financial Officer and
Treasurer

Michael T. Brigante (b)         1999        $ 89,214                                                      10,000
Former Senior Vice              1998        $102,931                                                                    $21,194
President and Chief             1997        $ 90,000                                                                    $18,796
Financial Officer

Eric S. Kaplan, D.C. (c)        1999        $ 13,212                      $55,000                         60,000
Former President/Chief          1998        $ 76,517                                                                    $71,901
Operating Officer               1997        $120,000


---------------------------


(a)  Terminated February 1999
(b)  Resigned November 1999
(c)  Resigned June 1999 and January 1999, respectively

     No other executive officer received compensation in excess of $100,000 during the Company's 1998 fiscal year.

                                  Number of
                                  Securities              % of Total
          Name                Underlying Options       Options Granted        Exercise Price         Expiration
                                 Granted (#)           To All Employees          ($/Share)              Date
-------------------------    ---------------------    -------------------    ------------------    ---------------
Joseph J. Raymond, Jr.                    100,000                  27.5%           $1.50              11/30/04
                                            7,500                     2%          $2.875              09/01/03

Sergio R. Vallejo                         100,000                  27.5%           $1.50              11/30/04

Rebecca R. Irish                           75,000                  20.5%           $1.50              11/30/04

Michael T. Brigante                        10,000                     3%           $1.75               8/31/04

Eric S. Kaplan, D.C.                       25,000                    17%           1.75                5/31/04
                                            5,000                                  1.50
                                            5,000                                  1.81
                                           10,000                                  1.25

         The following table presents the value of unexercised options held at December 31, 1999 by the individuals named in the Summary Compensation Table:

                                 Number of Unexercised        Value of Unexercised In the
                                Options at Year End (#)       Money Options at Year End (#)
                              ---------------------------    ------------------------------
                                   Exercisable (E)                  Exercisable (E)
          Name                    Unexercisable (U)                Unexercisable (U)
--------------------------    ---------------------------    ------------------------------
Joseph J. Raymond, Jr.               103,750 (E)                      $6,250 (E)

Sergio R. Vallejo                    107,500 (E)                      $6,250 (E)

Rebecca R. Irish                      25,000 (E)                      $1,563 (E)
                                      50,000 (U)                      $3,125 (U)

Michael T. Brigante                   20,334 (E)                       $ 313 (E)


*Values are calculated by subtracting the exercise price from the fair market value of the Common Stock at year-end ($1.5625 per share).

     The following table presents the value of exercised options held at December 31, 1999 by the individuals named in the Summary Compensation Table:


                                                                                                  Value of Unexercised
                                                                 Number of Unexercised         In the Money Options/SARs
                               Shares                         Options/SARs at Year End (#)          at Year End (#)
                              Acquired           Value              Exercisable (E)                 Exercisable (E)
          Name               on Exercise       Realized            Unexercisable (U)               Unexercisable (U)
-------------------------    ------------     ------------    -----------------------------    ---------------------------
Joseph J. Raymond, Jr.                                                103,750 (E)                      $6,250 (E)

Sergio R. Vallejo                                                     107,500 (E)                      $6,250 (E)

Rebecca R. Irish                                                       25,000 (E)                      $1,563 (E)
                                                                       50,000 (U)                      $3,125 (U)

Michael T. Brigante               13,333          $27,937              20,334 (E)                      $  313 (E)

Eric Kaplan                       16,660          $19,159
                                  30,000                0

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

EMPLOYMENT AGREEMENTS

     We have employment agreements with Mr. Raymond, Mr. Vallejo and Ms. Irish. Each of the employment agreements requires the full-time services of the employees, are for specified periods of time and specify the compensation and termination terms. The agreements also contain covenants restricting the employees from engaging in any activities competitive with our business during the term of the agreement and for a period of one year thereafter, and prohibiting the employee from disclosing confidential information regarding our business.

     In February 1999, Joseph J. Raymond, Jr. was appointed our Chairman of the Board of Directors and Chief Executive Officer. On December 1, 1999, we entered into an employment agreement with Mr. Raymond providing for his employment as Chief Executive Officer for a two year term. The agreement provides for an annual base salary of $150,000, 100,000 options under our stock option plans, all of which vested immediately and are exercisable at $1.50 per share and participation in all executive or employee profit sharing bonus or stock option plans established by us. In addition, Mr. Raymond is to be paid a performance bonus of 3% of the pretax profit earned in each fiscal year not to exceed 50% of the base salary and paid within 90 days of the end of each respective business year (2000 and 2001). Mr. Raymond was awarded 16,666 shares of the Company's Common Stock valued at $25,000 in lieu of cash as payment for services rendered to the Company prior to the December 1, 1999 employment agreement. As of December 31, 1999, Mr. Raymond held 16,666 shares of the Company's restricted stock subject to Rule 144 of the Securities Act of 1933.

     In February 1999, Sergio R. Vallejo was appointed our Chief Operating Officer. In July of 1999, he was appointed our President and Chief Operating Officer. On December 1, 1999, we entered into an employment agreement with Mr. Vallejo providing for his employment as President and Chief Operating Officer for a two year term. The agreement provides for an annual base salary of $150,000, 100,000 options under our stock option plans all of which vested immediately and are exercisable at $1.50 per share and participation in all executive or employee profit sharing bonus or stock option plans established by us. In addition, Mr. Vallejo is to be paid a performance bonus of 3% of the pretax profit earned in the fiscal year, not to exceed 50% of the base salary and paid within 90 days of the end of each respective business year (2000 and 2001). Mr. Vallejo was awarded 16,666 shares of the Company's Common Stock valued at $25,000 in lieu of cash as payment for services rendered to the Company prior to the December 1, 1999 employment agreement. As of December 31, 1999, Mr. Vallejo held 16,666 shares of the Company's restricted stock subject to Rule 144 of the Securities Act of 1933.

     On December 1, 1999, Rebecca R. Irish was appointed Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary. At that time, we entered into an employment agreement with Ms. Irish providing for her employment as described for a two year term. The agreement provides for an annual base salary of $125,000, 75,000 options under our stock option plans exercisable at $1.50 per share, of which 25,000 vested immediately, 25,000 of which vest on November 30, 2000 and 25,000 of which vest on November 30, 2001, and participation in all executive or employee profit sharing plans established by us. In addition, Ms. Irish is to be paid a performance bonus of 3% of the pretax profit earned in each fiscal year, not to exceed 50% of the base salary and paid within 90 days of the end of each respective business year (2000 and 2001).

STOCK OPTION PLANS

     1994 Stock Option Plan. The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in December 1994. The purpose of the 1994 Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors, consultants and advisors of the Company, and to promote the Company's business. As of April 10, 2000, options to purchase 153,667 shares of Common Stock at a weighted average per share exercise price of
1.63 were outstanding. A total of 10,479 option to purchase shares of Common Stock were available for grant under the 1994 Plan at that date. The 1994 Plan will terminate in April 2004, unless sooner terminated by the Board of Directors.

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

     1996 Stock Option Plan. In October 1996, the Board of Directors of the Company, with shareholder approval, adopted its 1996 Stock Option Plan (the "1996 Plan") covering up to 200,000 shares of the Common Stock, pursuant to which officers, directors, employees, advisors and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1996 Plan was modified as approved by the shareholders to 400,000 shares in June, 1997, and increased to 600,000 in November 1999. The 1996 Plan, which expires in September 2006, is administered by the Compensation Committee of the Board of Directors. The selection of participants, allotment of shares, determination of price, and other conditions relating to the grant of options will be determined by the Compensation Committee in its sole discretion. Incentive stock options granted under the 1996 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1996 Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of April 10, 2000, options to purchase an aggregate of 395,166 shares of Common Stock at a weighted average per share exercise price of $1.93 were outstanding. A total of 2,334 options to purchase shares of Common Stock were available for grant under the 1996 Plan at that date.

     1996 Restricted Stock Option Plan for Health Care Professionals. In October 1996, the Board of Directors adopted, and the stockholders of the Company approved, the 1996 Restricted Stock Option Plan for Health Care Professionals (the "1996 Professionals Plan"), which expires in October 2006. The 1996 Professionals Plan permits the Company to grant nonqualified stock options to licensed health care professionals affiliated with the Company and in most cases employed by a Integrated Medical Center. The aggregate amount of Common Stock with respect to which options may be granted may not exceed 100,000 shares. The Board of Directors has delegated to the Compensation Committee the authority to grant options under such a plan, to construct and interpret such plan, and to make all other determinations and take all actions necessary or advisable for the administration of such plan. The exercise price for options granted under the 1996 Professionals Plan may be no less than 85% of the fair market value of the Common Stock on the date of grant. Options granted under the 1996 Professionals Plan will expire no later than the tenth anniversary of the date of grant. As of April 10, 2000, 29,500 shares of Common Stock at an approximate weighted average per share exercise price of 2.70 were outstanding. A total of 60,558 options to purchase shares of Common Stock were available for grant under the 1996 Restricted Plan at that date.

     Outside Directors Stock Option Plan. On March 30, 1998, our board of directors approved and in November 1999 our shareholders subsequently approved the establishment of a stock option plan for non-employee outside directors on our board of directors or on the boards of directors of any of our subsidiaries. The Outside Directors Stock Option Plan provides for the grant of stock options, provided that the maximum number of shares of common stock of the company that may be issued upon the exercise of options granted pursuant to the Outside Directors Stock Option Plan is 50,000. Under the Outside Directors Stock Option Plan, each outside director may receive options for shares of common stock for each year of service on the company's board of directors, as granted by a committee of the board of directors. Our shareholders approved the addition of the 50,000 shares on November 29, 1999 shares bringing the total authorized under the outside directors option plan to 100,000 shares. We currently have three outside directors eligible to participate in the Outside Directors Stock Option Plan. The Outside Directors Stock Option Plan is administered by our board of directors or a duly appointed committee of our board of directors; the exercise price of options granted pursuant to the Outside Directors Stock Option Plan is determined by the plan administrators of our board of directors. As of April 10, 2000, options to purchase 48,750 shares of common stock at an approximate weighted average per share exercise price of $2.46 were outstanding. A total of 51,250 shares of common stock are available for grant under the Outside Directors Stock Option Plan.

     Consultant's Stock Option Plan. On March 8, 1999, our board of directors approved the establishment of the 1999 Consultant's Stock Option Plan. The consultant's option plan as approved by the board provides for the grant of stock options, provided that the maximum number of shares of common stock of the company that may be issued upon the exercise of options granted pursuant to the consultant's option plan is 475,000. Under the consultant's option plan, companies providing services to us and individuals similarly employed may be granted options to purchase common stock at an exercise price established by our board of directors and which vests at a time and interval established by our board of directors. Subsequently, on September 29, 1999 our board adopted a resolution to increase the number of shares authorized in the consultant's option plan by 200,000 shares bringing the total authorized under the consultant's option plan to 675,000 shares. As of April 10, 2000, options to purchase 400,000 shares of common stock at a weighted average per share exercise price of $1.32 were granted and exercised. A total of 195,000 shares of common stock are available for grant under the consultant's option plan. On November 29, 1999, our shareholders approved the establishment of this plan and approved the increase in the number of shares in the consultant's option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of April 10, 2000, by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such securities, subject to community property laws where applicable. The number of shares of common stock outstanding used in calculating the percentage ownership for each person listed below includes common stock underlying options held by the person that are exercisable within 60 days April 10, 2000. All calculations are based on 5,088,292 shares outstanding as of April 10, 2000.

                NAME AND ADDRESS                     NUMBER OF SHARES OF CLASS       PERCENTAGE OF CLASS
               OF BENEFICIAL OWNER                       BENEFICIALLY OWNED          BENEFICIALLY OWNED
               -------------------                       ------------------          ------------------
  Rebecca R. Irish...........................                25,000(1)                           *
  1835 Edgewater Drive
  Orlando, Fl 32804

  L. Mark Michel.............................                 3,750(2)                            *
  7808 Creekridge Circle, Suite 220
  Minneapolis, MN 55439

  John K. Pawlowski..........................                 3,750(2)                            *
  2 Daniel Drive
  Ocean, NJ 07712

  Donald Radcliffe...........................                60,978(3)                          1.2%
  575 Madison Avenue, Suite 1006
  New York, NY 10022

  Joseph J. Raymond, Jr......................               244,086(4)                          4.8%
  4074 Scarlet Iris Place
  Winter Park, FL 32792

  E. Eugene Sharer...........................               155,417(5)                          3.1%
  12404 Beall Spring Road
  Potomac, MD 20854

  Sergio R. Vallejo..........................               143,616(6)                          2.8%
  875 Hanover Way
  Lakeland, FL 33813

  Wexford Spectrum Investors LLC.............               634,200(7)                         12.5%
  411 West Putnam Avenue
  Greenwich, CT 06830

  Imprimis Investors LLC.....................             2,536,772(7)                         49.9%
  411 West Putnam Avenue
  Greenwich, CT 06830

  Stratus Services Group, Inc................               500,000                             9.8%
  500 Craig Road, Suite 201
  Manalapan, NJ 07726

  RVR Consulting Group, Inc..................               400,629(7)                          7.9%
  P.O. Box 2148
  Goldenrod, FL 32733

  Structure Management, Inc..................               127,000                             2.5%
  500 Craig Road, Suite 201
  Manalapan, NJ 07726

  All directors and executive officers as a               1,037,226                            20.4%
  group (6 persons)..........................


(1) Includes 25,000 shares of common stock issuable upon exercise of stock options.

(2) Includes 3,750 shares of common stock issuable upon exercise of stock options.

(3) Includes 3,750 shares of common stock issuable upon exercise of stock options.

(4) Includes 103,750 shares of common stock issuable upon exercise of stock options. Mr. Joseph J. Raymond, Jr. disclaims any beneficial ownership or interest in any other shares of common stock except that of RVR Consulting Group, Inc. of which he is the President.

(5) Includes 28,750 shares of common stock issuable upon exercise of stock options. Does not include 8,193 shares held in trust by Wilma I. Sharer, the wife of Mr. Sharer, of which he disavows any beneficial ownership.

(6) Includes 103,750 shares of common stock issuable upon exercise of stock options. Mr. Vallejo disclaims any beneficial ownership or interest in any other shares of common stock except that of RVR Consulting Group, Inc. of which he is the Vice President.

(7) Includes shares of common stock issuable upon conversion of 8% Series B Senior Secured Cumulative Convertible Preferred Stock and 8% Series D Junior Secured Cumulative Convertible Preferred Stock.

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

         On December 19, 1997, we entered into an Investment Agreement with Wexford and Imprimis pursuant to which, as supplemented by a First Supplement dated January 12, 1998, a Second Supplement dated July 2, 1998 and a Third Supplement dated October 19, 1998, we issued $475,000 in aggregate principal amount of Senior Secured Floating Rate Bridge Notes due February 1, 1999, secured by various assets of Complete Wellness Centers, $375,000 of which evidenced term loans and $125,000 of which evidenced revolving loans made by Wexford and Imprimis to us. On August 31, 1999, we executed a Fourth Supplement to the Investment Agreement with Wexford and Imprimis, whereby we (i) converted $100,000 of the outstanding principal of the bridge notes to 2,000 newly issued shares of 8% Senior Convertible Preferred Stock, and (ii) agreed to repay the remaining principal and accrued and unpaid interest by equal quarterly payments to Wexford and Imprimis during the period from January 1, 2000 to December 31, 2001 based on a four year amortization schedule. The note payable accrues interest at 12% per annum

         At December 31, 1997, Dr. Milano, the former Vice President for Medical Affairs, who resigned in January 1998, served as an officer, director, and the sole stockholder of selected Complete Wellness Medical Centers. In all cases, Dr. Milano, the Integrated Medical Center, and the Company entered into a Stock Transfer Agreement (the "Stock Transfer Agreement") pursuant to which (i) Dr. Milano agreed not to sell, encumber, or otherwise transfer the shares of stock in the Integrated Medical Centers owned by her without the written consent of the Integrated Medical Centers and the Company and (ii) the Company has the right, following the provision of notice, to direct the transfer of all or part of such shares to such transferee as it may designate for the sum of ten dollars, provided that the transferee is licensed to practice medicine in the appropriate State. In order to facilitate the transfer, the Stock Transfer Agreement required the contemporaneous execution by Dr. Milano of a stock transfer assignment, a resignation as an officer and director of the Integrated Medical Center, and an Agreement for Sale of Business by Transfer of Capital Stock under which Dr. Milano agreed to transfer her shares in Integrated Medical Centers for the sum of ten dollars to a transferee to be designated by the Company for this purpose. In accordance with the Stock Transfer Agreement, the Company holds the stock transfer assignment, the resignation, and the Agreement for Sale of Business by Transfer of Capital Stock in escrow. Additionally, the Stock Transfer Agreement prohibits Dr. Milano, without prior written consent of the Integrated Medical Center and the Company, from amending the charter or bylaws of the Integrated Medical Center, agreeing to the merger or consolidation of the Integrated Medical Centers with or into another corporation, dissolving or liquidating the Integrated Medical Centers, authorizing the issuance of any additional shares of stock of the Integrated

Medical Centers, or approving any contract with Dr. Milano herself, members of her family, or related parties. The Company and Dr. Milano also entered into an indemnification agreement pursuant to which the Company agreed to indemnify her from and against claims made against her in her capacity as an officer or director of the Integrated Medical Centers.

         In January 1998, the Company entered in an agreement with Stratus Services, Inc ("Stratus"), an employee leasing and payroll company for the term of one year, which is annually renewable. Under the terms of the agreement, Stratus will provide the Company with leased employees and payroll services at all the Company's locations, both at the parent and subsidiary levels. Joseph J. Raymond, Sr. is the principal of Stratus and the father of Joseph Raymond, Jr. The Company believes that the services provided by Stratus are at least as favorably priced as any other company providing such services which the Company may contract with.

         On August 19, 1998, we entered into a consulting agreement with RVR Consulting Group, Inc. for a term of August 1, 1998 through July 31, 1999. We agreed to pay RVR $7,000 per month plus expenses to help us identify problem areas in our operations and provide subsequent solutions. Joseph J. Raymond Jr., our chairman of our board of directors and chief executive officer, is the president of RVR, and Sergio R. Vallejo, our president and chief operating officer, is the vice president of RVR. We subsequently amended the consulting agreement to agree to issue RVR warrants to purchase 150,000 shares of our common stock. On March 4, 1999, we terminated the consulting agreement and converted the warrants granted to RVR to options granted under our 1999 Consultants Stock Option Plan to purchase 150,000 shares of our common stock at an exercise price of $1.25 per share, 75,000 to Joseph J. Raymond, Jr. and Sergio R. Vallejo individually. On December 1, 1999, the Board of Directors agreed to convert each of their 75,000 options to 16,666 shares of common stock at the closing price on December 1, 1999. These shares are restricted subject to Rule 144 of the Securities Act of 1933.

         On February 19, 1999 we signed a loan agreement with RVR Consulting Group, Inc. for $100,000 and on August 31, 1999 we signed a First Supplement to the Loan Agreement with RVR, pursuant to which we and RVR agreed to convert the $100,000 loan in full into 2,000 shares of 8% Junior Convertible Preferred Stock.

         On February 26, 1999, Imprimis Investors LLC, Wexford Spectrum Investors LLC and RVR entered into a Stock Purchase Agreement whereby Imprimis and Wexford agreed to sell RVR an aggregate of 10,969 shares of our 8% Senior Convertible Preferred Stock for $500,000. Joseph J. Raymond, Jr., Sergio Vallego and Joseph Raymond, Sr., father of Joseph J. Raymond, Jr., guaranteed RVR's payment of the purchase price to Imprimis and Wexford. Imprimis and Wexford each beneficially own greater than 5% of our outstanding common stock, and Frederick Simon, a Senior Vice President of Wexford, is a former director of ours who resigned from our board of directors on July 27, 1999.

         On September 17, 1998, we entered into a consulting agreement with Structure Management, Inc., pursuant to which Structure Management agreed to provide consulting services related to our operations and financing, and pursuant to which we agreed to issue warrants to purchase 120,000 shares of our common stock at $2.00 per share to Structure Management. On March 4, 1999, we converted the warrants to options, granted under our 1999 Consultant's Stock Option Plan, to purchase 120,000 shares of our common stock at $2.00 per share. Structure Management subsequently exercised the options. Structure Management is controlled by Jeffrey J. Raymond, the brother of Joseph J. Raymond, Jr., Chairman and Chief Executive Officer of CWC.

         On March 8, 1999, we entered into another consulting agreement with Structure Management, Inc. for the period ending on March 4, 2000. The agreement calls for Structure Management to support our corporate planning process by: (i) identifying and bringing to us opportunities which help meet our corporate objectives and our business plans; (ii) assessing our competitive position, whether financial, technology or operational; (iii) identifying suitable merger or acquisition candidates, perform appropriate due diligence and assist us in negotiations with those identified candidates; (iv) supporting our financial public relations efforts by reviewing and commenting on our financial reports and plans and identifying examples of outstanding financial reporting presentation in other industries; and (v) supporting our shareholder relations activity by reviewing and responding to shareholder communications and advise us as to selection of public relations counsel. As compensation, we have issued Jeffrey J. Raymond, as the controlling principal of Structure Management, options under our 1999 Consultants Stock Option Plan to purchase 117,500 shares of common stock at $1.25 per share. Mr. Jeffrey J. Raymond subsequently exercised the options.

         On April 1, 1999, we entered into a settlement agreement with Haim Zitman, the former chief executive officer of Complete Wellness Weight Management, Inc., a subsidiary company which is now in Chapter 7 liquidation proceedings. We executed a Stipulation and Order Dismissing Action with Mr. Zitman with the execution of the settlement agreement. We issued options to Mr. Zitman to purchase an aggregate of 40,000 shares of our common stock at $0.01 per share, valued at $80,000 in compensation expense, vested upon issuance, in satisfaction of the settlement agreement terms. Mr. Zitman subsequently exercised the options.

         On July 1, 1999, we entered into a one year consulting agreement with The WorkSource, Inc., to provide daily accounting, consulting and administrative services to us, in consideration for which we agreed to pay The WorkSource $7,500 bi-weekly. On November 30, 1999, we and The WorkSource amended the consulting agreement whereby we agreed to pay The WorkSource an additional $50,000 from the proceeds of any offering that raises $750,000 in consideration for additional services provided by The WorkSource in connection with such effort. Rebecca R. Irish, our Vice President of Finance and Chief Financial Officer, is the President of The WorkSource.

         On July 14, 1999, we entered into a Separation and Release Agreement with Eric S. Kaplan, our former president and director, made effective as of July 21, 1999. In return and as consideration of Mr. Kaplan's resignation and release of Complete Wellness Centers from all employment claims or actions, we agreed to: (i) indemnify him for actions taken by Complete Wellness Centers or by him as an officer or director of Complete Wellness Centers; (ii) continue liability coverage for as long as the applicable statute of limitations of claims shall run; (iii) transfer $200,000 in market value of our common stock at a 5,000 shares per month rate to him through stock issuances or stock option grants; (iv) pay him attorney fees in the amount of $6,000; and (v) pay him the sum of $10,000 in cash. We accelerated the vesting of 10,000 options in September 1999. Subsequently, Dr. Kaplan exercised an aggregate of 30,000 these options, the value of which was recorded as compensation expense.


         On August 24, 1999, as consideration for services provided by Structure Management in connection with a private placement of our common stock, we issued Structure Management options under our 1999 Consultants Stock Option Plan for an additional 125,000 shares of our common stock at $1.50 per share and paid Structure Management $50,000. Structure Management subsequently exercised the 125,000 options.

         On September 23, 1999, we entered into an agreement with Stratus Services Group, Inc. to convert $750,000 in loans from Stratus into 500,000 shares of our common stock. Stratus is controlled by Joseph J. Raymond, Sr.

         On November 30, 1999, we entered into a termination of employment agreement with Michael T. Brigante, our former Sr. Vice President and Chief Financial Officer, to pay $73,704 for monies owed for back wages, vacation, allowances and severance compensation pursuant to the provisions in Mr. Brigante's employment agreement. The monies are to be paid over a twelve month period ending December 2000.

         On December 1, 1999, the board of directors approved the issuance of 16,666 shares of common stock to each Joseph J. Raymond, Jr. and to Sergio R. Vallejo in lieu of options held by each for 75,000 shares of common stock.

         On January 5, 2000, we issued options for 100,000 shares of our common stock under our 1996 Stock Option Plan to Joan Raymond, a principal of Structure Management, Inc., at $1.25 per share. Mrs. Raymond, a sister-in-law to Mr. Joseph J. Raymond, Jr., the Chairman and Chief Executive Officer of the Company, subsequently exercised the options in full.

         On March 13, 2000, we reached an agreement with our preferred shareholders to restructure the capitalization of our company. The restructuring will only take place upon completion of the merger with Dr.Alt.com Corporation (See Note 16 - Potential Transactions and Relationships). In an attempt to simplify the capital structure and to remove the liquidation preferences of the Senior Convertible Preferred Stock ("Senior") and of the Junior Convertible Preferred Stock ("Junior") the following transactions will take place upon the effective date of the merger:

- Conversion of all outstanding shares of Senior to shares of Common Stock of the Company based on their current conversion factor;

- Conversion of all outstanding shares of Junior to shares of Common Stock of the Company based on their current conversion factor;

- The shares of Common Stock will be restricted subject to Rule 144 of Securities Act 1933, yet will be granted piggyback registration rights in the next Common Stock offering. CWC has agreed to register such shares no later than December 31, 2000.

- The principle of the secured note payable to Wexford Spectrum Investors LLC will continue and the related accrued interest will be brought current.

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

         Mr. Eugene Sharer, former President of CWC and current director of CWC, is the principal of Sharer and Associates. Sharer Associates serves as an independent contractor to assist CWC in various projects and management services and was paid approximately $7,500 in 1999 for services rendered.

         Mr. L. Mark Michel became a director of CWC in January 2000. Mr. Michel serves as an independent contractor to assist CWC with managed care contracting and advisory services and was paid $4,495 in 1999. For 2000, Mr. Michel has been paid $1,154 through April 10, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) All reports and exhibits contained therein as previous filing with the Commission are incorporated by reference.

     (b) Reports on Form 8-K.

March 15, 1999         Item 4       Changes in Registrants Certifying Accounts
                       Item 7       Exhibits
March 9, 1999          Item 1       Changes in Control of Registrant
                       Item 7       Exhibits




SIGNATURES
IN ACCORDANCE WITH THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         COMPLETE WELLNESS CENTERS, INC.
                                                 (Registrant)

                                         By: /s/ Rebecca R. Irish
                                        ---------------------------------
                                        Rebecca R. Irish
                                        CHIEF FINANCIAL OFFICER
April 14, 2000
IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ JOSEPH J. RAYMOND, JR                        Chairman of the Board,                 April 14, 2000
--------------------------------------           Chief Executive Officer,
JOSEPH J. RAYMOND, JR                            and Director

/s/ SERGIO R. VALLEJO                            Chief Operating Officer/President      April 14, 2000
-------------------------------------            and Director
SERGIO R. VALLEJO

/s/ REBECCA R. IRISH                             VP Finance/Treasurer                   April 14, 2000
-------------------------------------            Chief Financial Officer
REBECCA R. IRISH

/s/ E. EUGENE SHARER                             Director                               April 14, 2000
-------------------------------------
E. EUGENE SHARER

/s/ DONALD S. RADCLIFFE                          Director                               April 14, 2000
-------------------------------------
DONALD S. RADCLIFFE

/s/ L. MARK MICHEL                               Director                               April 14, 2000
-------------------------------------
L. MARK MICHEL

/s/ JOHN K. PAWLOWSKI                            Director                               April 14, 2000
-------------------------------------
JOHN K. PAWLOWSKI

EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
1                   Non-Binding Letter of Intent to Merge..............
2                   Services Agreement with DrAlt.com..................