Form 10QSB/A
period 1999-03-31
COMPLETE WELLNESS CENTERS INC
filed 2000-05-15
CIK 1022828

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                 --------------------------------------------

                                 FORM 10-QSBA
              QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                 --------------------------------------------

                        COMMISSION FILE NUMBER 0-22115
                 --------------------------------------------

                       COMPLETE WELLNESS CENTERS, INC.
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                             52-1910135
 (State or jurisdiction of Incorporation or Organization)    (IRS Employer Identification Number)

                ---------------------------------------------


           1964 HOWELL BRANCH RD, SUITE 202, WINTER PARK, FL 32792
                   (Address of principal executive offices)

                               (407) 673 - 3073
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No    .
   --------   ----

State the number of shares outstanding of each of the issuer's classes of common equity, at March 31, 1999: 2,949,755 shares of Common Stock.

Transitional Small Business Disclosure Format (check one) Yes     No     X   .
                                                             ----    --------

                       COMPLETE WELLNESS CENTERS, INC.
                                 FORM 10-QSB
                                    INDEX

Part I.  Financial Information
Item 1.     Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998
               Condensed Consolidated Statement of Operations
                  For Three Months Ended March 31, 1999 and March 31, 1998
               Condensed Consolidated Statements of Cash Flows
                  For Three Months Ended March 31, 1999 and March 31, 1998
               Notes to condensed consolidated financial statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information
Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Use of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I.      FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                     COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,  December 31,
                                                    1999         1998
                                                 -------------------------
                                                 (Unaudited)  (Audited)

                       ASSETS

Current Assets:
     Cash and cash equivalents                      $630,706     $444,963
     Patient receivables, net of allowance for
     doubtful accounts of $6,502,614 and           6,915,445    5,766,369
     $6,255,238
     Inventory                                        46,943       53,405
     Prepaid expenses                                  2,475        9,661
     Other assets                                     45,615       49,774
                                                 -------------------------
Total current assets                               7,641,184    6,324,172
Furniture and equipment, net                         339,014      369,583
Deposits                                              31,983       31,983
                                                 -------------------------
Total assets                                      $8,012,181   $6,725,738
                                                 =========================

LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities:
     Current portion of notes
     payable                                        $569,000           $0
     Accounts payable and accrued expenses         5,992,891    6,693,321
     Accrued management fees and leases            4,843,301    4,020,288
                                                 -------------------------
Total current liabilities                         11,405,192   10,713,609
Note payable                                         350,000      392,000
Stockholders' equity/(deficit):
     Common Stock,$.0001665 par value per share
       10,000,000 shares authorized, 2,949,755
       shares issued and outstanding                     490          409
     Convertible Preferred Stock, $.01 par
       value
       per share, 8% Cumulative, 112,428
       shares
       currently issued and outstanding            5,153,728    5,016,620
     Additional capital                            6,807,307    6,119,833
     Accumulated deficit                         (15,704,536)(15,516,733)
                                                 -------------------------
Total stockholders' deficit                       (3,743,011) (4,379,871)
                                                 -------------------------
Total liabilities and stockholders'
equity/(deficit)                                  $8,012,181   $6,725,738
                                                 ============================

See notes to condensed consolidated financial statements.

              COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  MARCH 31,     MARCH 31,
                                                    1999          1998
                                                 ----------------------------
                                                 (Unaudited)   (Unaudited)
Revenue:
     Integrated medical clinics                   $4,494,861      $4,874,139
     Weight management centers                             0       2,368,656
     Other income                                     85,173          85,682
                                                 ----------------------------
Total operating revenue                            4,580,034       7,328,477
Direct expenses:
     Salary and consulting costs                     802,395       1,521,834
     Management fees                               3,313,922       2,626,890
     Cost of revenues                                  7,178         469,476
     Rent                                             41,471         508,574
     Advertising and marketing                         3,147         209,763
     Bad debt expense                                155,949       1,047,236
                                                 ----------------------------
Total direct expenses                              4,324,062       6,383,773
Network development cost                                   0         203,658
General and administrative                           266,701       1,118,588
Depreciation and amortization                         31,653          85,783
                                                 ----------------------------
Operating income/(loss)                             (42,382)       (463,325)
Interest expense                                       9,500           1,523
Interest income                                        1,187          21,863
Minority interest                                          0           7,179
                                                 ----------------------------
Net income/(loss) before income taxes               (50,695)       (435,806)
Income taxes                                               0               0
                                                 ----------------------------
Net income/(loss) after income taxes               ($50,695)      ($435,806)
                                                 ============================
Income/(loss) per share - basic                      ($0.02)         ($0.19)
                                                 ============================
              - diluted                              ($0.02)         ($0.19)
                                                 ============================
Weighted average common shares - basic             2,703,862       2,534,430
                                                 ============================
                               - diluted           2,703,862       2,534,430
                                                 ============================

See notes to condensed consolidated financial statements.

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  MARCH 31,      MARCH 31,
                                                    1999           1998
                                                 ------------------------------
                                                 (Unaudited)    (Unaudited)

OPERATING ACTIVITIES

Net income/loss                                    ($50,695)        ($435,806)
Adjustments to reconcile net income/loss to net
     Cash used in operating activities:
     Minority interest                                     0           (7,179)
     Depreciation and amortization                    31,653            89,245
     Provision for bad debt                          155,949         1,047,236
     Recognition of compensatory granting
          non-qualified stock options                  3,405               931
     Recognition of the issuance of common
          stock warrants and options                       0            14,426
     Changes in operating assets and
         liabilities:
      Accounts receivables                       (1,305,025)       (2,238,926)
      Other current assets                            17,808         (713,925)
       Accounts payable and other current            472,584           288,566
          Liabilities
                                                 ------------------------------
Net cash used in operating activities              (674,321)       (1,955,432)

INVESTING ACTIVITIES
       Purchase of equipment                         (1,084)          (97,729)
                                                 ------------------------------
Net cash used in investing activities                (1,084)          (97,729)

FINANCING ACTIVITIES
       Payment of notes                                    0         (505,006)
       Proceeds from sale of stock options           684,148                 0
       Proceeds from sale of preferred stock               0         4,532,320
       Proceeds from notes payable                   177,000                 0
                                                 ------------------------------
Net cash provided by financing activities            861,148         4,027,314
                                                 ------------------------------
Net increase in cash and cash equivalents            185,743         1,974,153
Cash and cash equivalents at beginning
     Of year                                         444,963           804,924
                                                 ------------------------------
Cash and cash equivalents at end of period          $630,706        $2,779,077
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

NOTE B - NET INCOME/(LOSS) PER SHARE

      The Company's net income/(loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the 8% Senior Convertible Preferred Stock (the "Senior Convertible Preferred Stock") have been excluded from the computation because the effect of their inclusion would be anti-dilutive for March 31, 1998 and March 31, 1999.

      In accordance with SFAS No. 128, the table below presents both basic and dilutive income/(loss) per share:

                                         Three Months Ended
                                    March 31, 1999     March 31,1998
Net Income/(Loss)                        $(50,695)   $(435,806)

Weighted average shares outstanding
- Basic                                  2,703,862    2,534,430

Incremental shares under stock
option plans                                   ---          ---

Conversion of 8% Senior Convertible
Preferred Stock                                ---          ---

Weighted average shares outstanding
- diluted                                2,703,862    2,534,430

Basic income/(loss) per share              $(0.02)      $(0.19)

Diluted income/(loss) per share            $(0.02)      $(0.19)

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

NOTE D - DISCONTINUANCE OF CERTAIN LINES OF BUSINESS

             On November 13, 1998, the Company's Board of Directors voted to sell, close and/or otherwise divest the operations of Complete Wellness Weight Management, Inc., ("CWWM"), one of its wholly owned subsidiaries and its operations became idle during the three months ended March 31, 1999..

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

      On February 10, 1999 the Company asked the SEC to formally withdraw the amended registration statement, as the Company's Board of Directors could not reach unanimous agreement as to its filing. It is currently the Company's plan, assuming Board of Director approval, to file a new registration statement prior to June 30, 1999. If filed, the Senior Convertible Preferred Stock holders and certain other Common Stock holders will be the selling shareholders. This registration statement is expected to increase the number of fully tradable shares, if certain warrants are exercised, by approximately 1,250,000 shares if and when declared effective.

NOTE F -RESTATEMENT OF QUARTERLY INFORMATION

      As a result of the discontinuation of certain contractual relationships with Integrated Medical Centers, accruals of liabilities and certain estimation processes utilized by the company, we have restated the quarterly results for the period ended March 31, 1999. The restatement for the three months ended March 31, 1999 required an increase in operating expenses, creating a net loss of ($50,696) or ($0.02) per share. The restated results for the three months ended March 31, 1999 are as follows and may be compared to the previously reported quarterly results for the three months ended March 31, 1999.

                               Restated Results   Previously Reported Results
Net Revenue                    $4,580,034         $4,588,085
Net Income (Loss)              $ (50,695)         $   78,304
Net Income (Loss) Per Share -  $   (0.02)         $     0.03
Basic
Weighted Avg. Shares            2,703,862          2,949,755
Outstanding - Basic

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

      Through March 31, 1999 the Company has directly formed 93 medical corporations representing 122 clinics, of which 81 are in operation as of that date. The operations of all the medical corporations are included in the consolidated financial statements of the Company. At March 31, 1999, the Company, as a result of its medical operations, had consolidated revenues of $4,580,034 and a loss from operations of $50,695, without regard to certain corporate overhead allocations.

      Included in the Company's March 31, 1999 consolidated financial statements are the results of operations of Smokenders. For the three months ended March 31, 1999, Smokenders had revenue of $39,022 and losses from operations of $29,007.

      The closings, divestitures and spin-offs of non-profitable or unrelated business units, such as Complete Wellness Weight Management, Inc. and Complete Billing Inc., are expected to allow management to focus on the Company's core business, integrating traditional and complementary/alternative medical centers, and significantly improve the Company's operating results in future periods. The Company anticipates that the weight loss programs offered by CWWM will continue to be offered by its Integrated Medical Centers after the Chapter 7 filing is completed.

RESULTS FROM OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1998

      Revenue. During the three months ended March 31, 1999 the Company had revenues of $4,580,034 as compared to $7,328,477 for the three months ended March 31, 1998. The decrease of $2,748,443 was due primarily to Complete Wellness Weight Management being idle in 1999. CWWM revenues for the three month period ended March 31, 1998 were $2,368,656. Integrated Medical Center revenues for the three months ended March 31, 1999 were $4,494,861 as compared to $4,874,139 for the three months ended March 31, 1998. The decrease of $379,278 was attributable to the lack of growth of the existing
81 Integrated Medical Centers. The Company had a net reduction of 4
Integrated Medical Centers after March 31, 1998. During the three months ended March 31, 1999 Smokenders had revenues of $39,022 as compared to $45,552 for the three months ended March 31, 1998. The decrease of $6,530 was due to a slow down in the seminar programs, which the Company believes will be continual.

      Salary and Consulting Costs. During the three months ended March 31, 1999 the Company incurred salary and consulting costs of $802,395 as compared to $1,521,834 three months ended March 31, 1998. The decrease of $719,439 was primarily due to Complete Wellness Weight Management being idle in 1999 and the reduction of personnel at the corporate headquarters.

      Management Fees. During the three months ended March 31, 1999 the Company incurred management fees of $3,313,922 as compared to $2,626,890 for the three months ended March 31, 1998. These are fees that are paid to the affiliated chiropractors' admincorps for managing the day to day operations of the Integrated Medical Centers. The increase of $687,033 for the three month period ended March 31, 1999 was due primarily to reduced fees due CWC as a result of contract changes in 22 of the existing 81 Integrated Medical Centers.

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

      Advertising and Marketing. During the three months ended March 31, 1999 the Company incurred advertising and marketing expenses of $3,147 as compared to $209,763 for the three months ended March 31, 1998. The decrease of $206,616 is attributable to Complete Wellness Weight Management being idle in 1999.

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

      General and Administrative. During the three month period ended March 31, 1999, the Company incurred general and administrative expenses of $266,701 as compared to $1,118,588 for the three months ended March 31, 1998. The decrease of $851,887 was due primarily to Complete Wellness Weight Management being idle in 1999 and the reduction of corporate overhead in such categories as insurance costs, legal and accounting costs, travel and entertainment costs and various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

      Depreciation and Amortization. During the three months ended March 31, 1999, the Company incurred depreciation and amortization expense of $31,653 as compared to $85,783 for the three months ended March 31, 1998. The decrease of $54,130 resulted from the previous write down of idle assets.

      Operating Income. The consolidated operating loss of the Company was $42,382 for the three months ended March 31, 1999 as compared to a consolidated loss of $463,325 for the three months ended March 31, 1998. The increase resulted from improved operations at the Company's medical centers and benefited from the discontinuance of the operations of OHS, CWWM and CBI.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three months ended March 31, 1999, the Company had net loss of $50,695 as compared to a net loss of $435,806 for the three months ended March 31, 1998. At March 31, 1999, the Company had working capital of $(3,764,008) and an accumulated deficit of $15,704,536. Net cash used in operations for the three months ended March 31, 1999 was $(674,321), as compared to $(1,955,432) for the three months ended March 31, 1998. Negative cash flows are attributable primarily to net losses in 1998 and increases in cash flows for the three months ended March 31, 1999 are attributable primarily to increases in accounts receivable net of accounts payable and other current liabilities. For the three months ended March 31,

1999 the Company used in investing activities $1,084, as compared to $97,729 for the three months ended March 31,1998, for the purchase of equipment.

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

      The Company has entered into employment agreements with certain key employees which generally provide for continued employment through August 31, 2001 at an aggregate annual compensation level of $400,000. In the event the employees subject to such agreements were terminated by the Company for reasons other than "with cause", the employees would receive 6 to 12 months compensation and benefits upon separation. The Company has not obtained key man life insurance for employees subject to such employment agreements.

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

      The Company and its affiliates are involved in the following material legal proceedings:

      Complete Wellness Centers, Inc. is currently involved in four material legal proceedings. The first matter is an action brought in Sarasota Florida in July 1997 by Jeffrey Friedlander, a medical doctor, against the Company for alleged back wages owed him by the Company for work he performed at an Integrated Medical Center in Florida. The case was tried by a jury in March 1999, and a verdict was entered against the Company in the amount of $141,000, which includes $100,000 in punitive damages. The Company contests the jury finding and has appealed the decision. The Company expects to settle this matter on terms favorable to the Company.

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

      The third matter involves an action initiated by James Renegar, a massage therapist, in Pinellas County, Florida in May 1998 against the Company for an unspecified amount of back wages which the therapist alleges are owed him. He has sued the Company and the Integrated Medical Center for the wages, alleging an oral contract with the Company. The Company denies that he was an employee of the Company and is vigorously defending the action.

The fourth matter involves a suit by the former president, Hiam Zitman, of a Company subsidiary, Complete Wellness Weight Management, Inc. in Federal Court in the Southern District of New York in October 1998, alleging breach of his employment contract by the Company. Mr. Zitman was terminated for cause in April 1998, and filed a breach of contract action seeking damages under the contract. The Company intends to defend the action vigorously and has filed an answer in the matter.

      In addition to the matters described above, the Company's subsidiaries are involved in the following legal matters:

      Complete Wellness Weight Management, Inc.("CWWM"), a wholly-owned subsidiary of the Company, ceased operations in December 1998. At the time, it vacated the various store locations which it had rented to conduct business. In vacating the premises, CWWM had outstanding lease obligations, which were not guaranteed by the Company. Many of the landlords of those various locations have brought suit against CWWM seeking to recover damages under the leases, for past and future rent and associated charges. The Company has not opposed those collection actions, and several such suits have proceeded to judgment against CWWM. Although no plaintiffs in such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company. Likewise, certain other creditors, including vendors to various CWWM facilities, have brought collection actions against CWWM. Once again, although no such suits have obtained judgments against the Company, any attempt by any such creditor of CWWM to impose any liability on the Company will be promptly and vigorously defended by the Company.

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

      The Company has been and is continuing to assess the implications on its operations of the Year 2000 issue. At March 31, 1999, the process of evaluation the Company's services, products and internal systems was underway and is expected to be completed by June 30, 1999. At this time, the Company is satisfied that all of its major vendors have or are in the process of verifying to the Company their Year 2000 compliance. The Company's internal systems have been updated, where appropriate, to accomplish Year 2000 compliance. Any actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not expected to be material.

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

PART II           OTHER INFORMATION

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

      The third matter involves an action initiated by James Renegar, a massage therapist, in Pinellas County, Florida in May 1998 against the Company for an unspecified amount of back wages which the therapist alleges are owed him. He has sued the Company and the Integrated Medical Center for the wages, alleging an oral contract with the Company. The Company denies that he was an employee of the Company and is vigorously defending the action.

      The fourth matter involves a suit by the former president, Hiam Zitman, of a Company subsidiary, Complete Wellness Weight Management, Inc. in Federal Court in the Southern District of New York in October 1998, alleging breach of his employment contract by the Company. Mr. Zitman was terminated for cause in April, 1998, and filed a breach of contract action seeking damages under the contract. The Company intends to defend the action vigorously and has filed an answer in the matter.

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

                               Complete Wellness Centers, Inc.

 Date: May 10, 2000                    By  /s/ Rebecca R. Irish
                         ---------------------------
                                 Rebecca R. Irish
                                Chief Financial Officer