Form 10QSB/A
period 1999-06-30
COMPLETE WELLNESS CENTERS INC
filed 2000-05-15
CIK 1022828

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

                ---------------------------------------------
          1964 HOWELL BRANCH ROAD, SUITE 202, WINTER PARK, FL 32792
                       --------------------------------
         (Address and telephone number of principal executive offices)

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

                       COMPLETE WELLNESS CENTERS, INC.
                                 FORM 10-QSBA
                                    INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS
           JUNE 30, 1999 AND December 31, 1998

         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30,1998

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5   OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1 -- FINANCIAL STATEMENTS

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                       June 30,        December 31,
                                        1999               1998
                                        ----               ----
                                     (Unaudited)         (Audited)
   ASSETS

Current Assets:
   Cash and cash equivalents            $   545,728      $   444,963
   Patient receivables, net of
   allowance for
   doubtful accounts of
   $7,079,796 and $6,255,238              6,489,645        5,766,369
   Inventory                                 46,228           53,405
   Prepaid expenses                           5,171            9,661
   Other assets                              42,715           49,774
                                   -----------------   --------------
Total current assets                      7,129,487        6,324,172
Furniture and equipment, net                309,399          369,583
Deposits                                     29,683           31,983
                                   -----------------   --------------
Total assets                            $ 7,468,569      $ 6,725,738
                                   =================   ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities:
   Current portion of notes
   payable                              $   366,050               $0
   Accounts payable and accrued
   expenses                               6,122,161        6,693,321
   Accrued management fees and
   leases                                 4,440,648        4,020,288
                                   -----------------   --------------
Total current liabilities                10,928,859       10,713,609
Note payable                                552,950          392,000
Stockholders' equity/(deficit):
   Common Stock,$.0001665 par
   value per share
      50,000,000 shares
   authorized, 3,536,755 shares
      issued and outstanding                    588              409
   Convertible Preferred Stock,
   $.01 par value
      per share, 8% Cumulative,
   115,239 shares
      currently issued and
   outstanding                            5,294,278        5,016,620
   Additional capital                     7,245,614        6,119,833
   Accumulated deficit                 (16,553,720)     (15,516,733)
                                   -----------------   --------------
Total stockholders' deficit             (4,013,240)      (4,379,871)
                                   -----------------   --------------
Total liabilities and
stockholders' equity/(deficit)         $ 7,468,569      $ 6,725,738
                                   =================   ==============

Note: The Balance Sheet at December 31, 1998 has been extracted from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                 1999         1998         1999          1998
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Revenue:
     Integrated medical
     clinics                  $2,530,352    $5,144,177   $7,025,214   $10,018,316
     Weight management
     centers                           0     2,935,295            0     5,303,951
     Other income                 30,428        66,085      115,600       151,767
                              -----------  ------------ ------------ -------------
Total operating revenue        2,560,780     8,145,557    7,140,814    15,474,034
Direct expenses:
     Salary and consulting
     costs                       605,557     2,218,061    1,407,952     3,739,895
     Management fees           1,295,201     2,371,113    4,609,124     4,998,003
     Cost of revenues                  0       612,203        7,178     1,081,679
     Rent                         37,879       745,140       79,350     1,253,714
     Advertising and
     marketing                     4,852       396,090        7,999       605,853
     Bad debt expense            605,990     1,122,304      761,939     2,169,540
                              -----------  ------------ ------------ -------------
Total direct expenses          2,549,479     7,464,911    6,873,542    13,848,684
Network development cost               0       224,018            0       427,676
General and administrative       661,276     1,007,155      927,976     2,125,743
Depreciation and amortization     31,646        24,125       63,300       109,908
                              -----------  ------------ ------------ -------------
Operating gain/loss             (681,621)     (574,652)    (724,004)   (1,037,977)
Interest expense                  28,825             0       38,325         1,523
Interest income                    1,813         4,947        3,000        26,810
                              -----------  ------------ ------------ -------------
Net income/loss before
income taxes                    (708,633)     (569,705)    (759,329)   (1,005,511)
Income taxes                           0         1,045            0         1,045
                              -----------  ------------ ------------ -------------
Net income/loss after income
taxes                          ($708,633)    ($570,750)   ($759,329)  ($1,006,556)
                              ===========  ============ ============ =============

Income/loss per share -
basic                             ($0.22)       ($0.22)      ($0.24)       ($0.40)
                              ===========  ============ ============ =============
         - diluted                ($0.22)       ($0.22)      ($0.24)       ($0.40)
                              ===========  ============ ============ =============
Weighted avg. common shares
- basic                        3,243,255     2,543,610    3,108,407     2,539,020
                              ===========  ============ ============ =============
             - diluted         3,243,255     2,543,610    3,108,407     2,539,020
                              ===========  ============ ============ =============

See notes to condensed consolidated financial statements.

A

            COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED
                                                  JUNE 30,     JUNE 30,
                                                    1999         1998
                                                --------------------------
                                                (Unaudited)  (Unaudited)
Operating activities
Net income/loss                                   ($759,329) ($1,006,556)
Adjustments to reconcile net income/loss to net

     Cash used in operating activities:

     Minority interest                                     0      (7,179)
     Depreciation and amortization                    63,300      109,908
     Provision for bad debt                          761,939    2,169,540
     Recognition of compensatory granting
          non-qualified stock options                  6,810       67,083
     Recognition of the issuance of common
          stock warrants an options                        0       38,059
     Changes in operating assets and
          liabilities:
          Accounts receivables                   (1,485,215)  (4,414,841)
          Other current assets                        21,027    (683,460)
          Accounts payable and other current         199,200      956,493
          liabilities
                                                --------------------------
Net cash used in operating activities            (1,192,267)  (2,770,953)
Investing activities
Purchase of equipment                                (3,116)     (61,506)
Acquisition costs                                          0    (120,805)
                                                --------------------------
Net cash used in investing activities                (3,116)    (182,311)
Financing activities
Payment of notes                                           0    (505,006)
Proceeds from sale of common stock                   435,000        2,909
Proceeds from sale of stock options                  684,148            0
Proceeds from sale of preferred stock                      0    4,532,320
Proceeds from notes payable                          177,000            0
                                                --------------------------
Net cash provided by financing activities          1,296,148    4,010,229
                                                --------------------------
Net increase in cash and cash equivalents            100,765    1,056,965
Cash and cash equivalents at beginning
     of year                                         444,963      804,924
                                                --------------------------
Cash and cash equivalents at end of period          $545,728   $1,861,889
                                                ==========================

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

NOTE B - NET INCOME/(LOSS) PER SHARE

      The Company's net income/(loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC)staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the 8% Senior Convertible Preferred Stock (the "Senior Convertible Preferred Stock") have been excluded from the computation because the effect of their inclusion would be anti-dilutive for June 30, 1998 and June 30, 1999.

      In accordance with SFAS No. 128, the table below presents both basic and dilutive income/(loss) per share:


                            Three Months Ended          Six Months Ended
                         June 30,     June 30,     June 30,     June 30,
                         1999         1998         1999         1998
Net Income/(Loss)        $(708,633)   $(570,750)   $(759,329)   $(1,006,556)
Weighted avg. shares     3,243,255    2,543,610    3,108,407    2,539,020
outstanding - Basic
Incremental shares       0            0            0            0
under stock option plans
Conversion of 8% Senior  0            0            0            0
Convertible Preferred
Stock
Weighted average shares  3,243,255    2,543,610    3,108,407    2,539,020
outstanding - diluted
Basic income/(loss) per  $(0.22)      $(0.22)      $(0.24)      $(0.40)
share
Diluted income/(loss)    $(0.22)      $(0.22)      $(0.24)      $(0.40)
per share

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

NOTE F - RESTATEMENT OF QUARTERLY INFORMATION

      As a result of the discontinuation of certain contractual relationships with Integrated Medical Centers, accruals of liabilities and certain estimation processes utilized by the company, we have restated the quarterly results for the period ended June 30, 1999. The restatement for the three and six months ended June 30, 1999 required an increase in operating expenses and a decrease in net revenue, creating a net loss of ($708,633) and ($759,329), respectively or ($0.22) and ($0.24) per share respectively. The restated results for the periods ended June 30, 1999 are as follows and may be compared to the previously reported quarterly results.

For the three months ended June 30, 1999

                               Restated Results   Previously Reported
                                                  Results
Net Revenue                    $2,560,780         $3,683,278
Net Income (Loss)              $ (708,633)        $   91,425
Net Income (Loss) Per Share -
Basic                          $    (0.22)        $     0.03
Weighted Avg. Shares
Outstanding - Basic             3,243,255          3,536,755

For the six months ended June 30, 1999

                               Restated Results   Previously Reported
                                                  Results
Net Revenue                    $7,140,814       $ 8,271,363
Net Income (Loss)              $ (759,329)      $   169,729
Net Income (Loss) Per Share -
Basic                          $    (0.24)      $      0.05
Weighted Avg. Shares
Outstanding - Basic             3,108,407         3,536,755

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

      Through June 30, 1999 the Company has directly formed 90 medical corporations representing 112 clinics, of which 63 are in operation as of that date. The operations of all the medical corporations are included in the consolidated financial statements of the Company. At June 30, 1999 and June 30, 1998 the Company, as a result of its medical operations, had revenues of $7,025,214 and $10,018,316 respectively.

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

RESULTS FROM OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

      Revenue. During the three and six months ended June 30, 1999 the Company had revenues of $2,560,780 and $7,140,814 respectively, as compared to $8,145,557 and $15,474,034 for the three and six months ended June 30, 1998. The decrease of $5,584,777 and $8,333,220 for the three and six months was due primarily to Complete Wellness Weight Management being idle in 1999. CWWM revenues for the three and six months ended June 30, 1998 were $2,935,295 and $5,303,951. Integrated Medical Center revenues for the three and six months ended June 30, 1999 were $2,530,352 and $7,025,214; respectively, as compared to $5,144,177 and $10,018,316 for the three and six months ended June 30, 1998. The decrease of $2,613,825 and $2,993,102 for the three and six months was attributable to the lack of growth of the existing 63 Integrated Medical Centers and a net reduction of 21 Integrated Medical Centers after June 30, 1998. During the three and six months ended June 30, 1999 Smokenders had revenues of $22,194 and $61,216 respectively, as compared to $58,093 and $103,645 for the three months ended June 30, 1998. The decrease of $35,899 and $42,429 was due to a slow down in the seminar programs and a winding down of the business.

      Salary and Consulting Costs. During the three and six months ended June 30, 1999 the Company incurred salary and consulting costs of $605,557 and $1,407,952 respectively, as compared to $2,218,061 and $3,739,895 for the three and six months ended June 30, 1998. The decrease of $1,612,504 and $2,331,943 was primarily due to Complete Wellness Weight Management being idle in 1999 and the reduction of personnel at the corporate headquarters.

      Management Fees. During the three and six months ended June 30, 1999 the Company incurred management fees of

$1,295,201 and $4,609,124 respectively, as compared to $2,371,113 and
$4,998,003 for the three and six months ended June 30, 1998. These are fees that are paid to the affiliated chiropractors' admincorps for managing the day to day operations of the Integrated Medical Centers. The decrease of $1,075,912 and $388,879 was due primarily to reduced revenues in the medical clinics, contractual changes in 18 of the 63 medical clinics and a reduction of 21 clinics after June 30, 1998.

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

      General and Administrative. During the three and six months ended June 30, 1999, the Company incurred general and administrative expenses of $661,276 and $927,976 respectively, as compared to $1,007,155 and $2,125,743 for the three and six months ended June 30, 1998. The decrease of $345,879 and $1,197,767 was due primarily to Complete Wellness Weight Management being idle in 1999 and the reduction of corporate overhead in such categories as insurance costs, legal and accounting costs, travel and entertainment costs and various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

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

      Operating Income. The consolidated operating loss of the Company was $681,621 and $724,004 for the three and six months ended June 30, 1999 as compared to a consolidated operating loss of $574,652 and $1,037,977 for the three and six months ended June 30, 1998. The increase resulted from improved operations at the Company's medical centers and benefited from the discontinuance of the operations of OHS, CWWM and CBI. Additionally, the Company has significantly reduced corporate overhead and has adjusted the calculations for certain reserves based on historical experience.

      Interest Expense. During the three and six months ended June 30, 1999 the Company had interest expense of $28,825 and $38,325 respectively, as compared to $0 and $1,523 for the three and six months ended June 30, 1998. The increase of $28,825 and $36,802 resulted from the interest due on notes entered into after June 30, 1998.

      Interest Income. During the three and six months ended June 30, 1999, the Company had interest income of $1,813 and $3,000 respectively, as compared to $4,947 and $26,810 for the three and six months ended June 30, 1998. The decrease of $3,134 and $23,810 resulted from a lower amount of invested funds in 1999 as compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three and six months ended June 30, 1999, the Company had net loss of $708,633 and $759,329 as compared to a net loss of $570,750 and $1,006,556 for the three and six months ended June 30, 1998. At June 30, 1999, the Company had working capital of $(3,799,372) and an accumulated deficit of $16,553,720. Net cash used in operations for the six months ended June 30, 1999 was $1,192,267, as compared to $2,770,953 for six months ended June 30, 1998. Negative cash flows are attributable primarily to net losses in 1998 and increases in cash flows for the three and six months ended June 30, 1999 are attributable primarily to increases in accounts receivable net of accounts payable and other current liabilities. For the six months ended June 30, 1999 the Company used in investing activities $3,116, as compared to $61,506 for the six months ended June 30, 1998, for the purchase of equipment.

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

      The Company is currently seeking additional financing in the form of a private placement of up to 1,000,000 shares of its common stock, the net proceeds of which are expected to repay current debt, fund the development of additional Integrated Medical Centers, and to fund general corporate working capital requirements. Through June 30, 1999 the Company has sold 587,000 shares of its common stock pursuant to the private placement and has received $435,000 net of related expenses. The Company anticipates continuing to utilize the services of one or more investment advisors/bankers to assist the Company in consummating this financing.

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