Form 10QSB/A
period 1999-09-30
COMPLETE WELLNESS CENTERS INC
filed 2000-05-15
CIK 1022828

========================================================================

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

========================================================================

                        COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSBA
                                      INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
           CONDENSED CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1999 AND DECEMBER 31, 1998................3
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                SEPTEMBER 30, 1998 .....................................4
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                1999 AND SEPTEMBER 30,1998..............................5
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS..............................................6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS....................10
PART II.   OTHER INFORMATION...........................................15
ITEM 1     LEGAL PROCEEDINGS...........................................15
ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS...................15
ITEM 3     DEFAULTS UPON SENIOR SECURITIES.............................15
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15
ITEM 5     OTHER INFORMATION...........................................15
ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K............................16
SIGNATURES ............................................................16

ITEM 1 -- FINANCIAL STATEMENTS

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,

                                                         1999           1998
                                                     -------------- --------------
                                                      (Unaudited)     (Audited)
ASSETS

Current Assets:
   Cash and cash equivalents                              $585,176       $444,963
   Certificate of Deposit                                  111,002              0
   Patient receivables, net of allowance for
     doubtful accounts of $7,544,631 and $6,255,238
     at September 30, 1999 and December 31, 1998,
     respectively                                        6,255,883      5,766,369
   Inventory                                                46,228         53,405
   Prepaid expenses                                         56,040          9,661
   Other assets                                             40,363         49,774
                                                     -------------- --------------
     Total current assets                                7,094,692      6,324,172
Furniture and equipment, net                               278,779        369,583
Deposits                                                    29,683         31,983
                                                     -------------- --------------
Total Assets                                            $7,403,154     $6,725,738
                                                     ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses                $1,869,675     $6,693,321
   Accrued management fees                               4,060,363      4,020,288
   Current portion of notes payable                        110,700              0
                                                     -------------- --------------
     Total current liabilities                           6,040,738     10,713,609
Notes payable                                              608,300        392,000

Stockholders' equity (deficit):

   Common Stock,$.0001665 par value per share,
     50,000,000 shares authorized, 4,365,744
     shares and 2,457,968 shares issued and
     outstanding at September 30,1999
     and December 31, 1998, respectively                       726            409
   Senior Convertible Preferred Stock, $.01 par
     value per share, 2,000,000 shares
     authorized, 8% cumulative, 120,153 shares
     and 115,239 shares issued and outstanding
     at September 30, 1999 and December 31, 1998,
     respectively                                            1,202          1,152
   Junior Convertible Preferred Stock, $.01 par
     value per share, 8% cumulative, 2,020
     shares authorized, issued and outstanding
     at September 30, 1999                                      20              0
   Additional paid in capital                           18,199,990     11,135,301
   Accumulated deficit                                (17,447,822)   (15,516,733)
                                                     -------------- --------------
Total Stockholders' Equity (Deficit)                       754,117    (4,379,871)
                                                     -------------- --------------
Total Liabilities and Stockholders' Equity (Deficit)    $7,403,154     $6,725,738
                                                     ============== ==============

Note: The Balance Sheet at December 31, 1998 has been extracted from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                                 1999         1998         1999          1998
                              ------------ ------------ ------------ -------------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Revenue:
     Integrated medical
     clinics                   $2,867,828   $4,628,850  $10,008,641   $14,359,799
     Weight management
     centers                            0    1,183,258            0     6,487,210

                              ------------ ------------ ------------ -------------
Total operating revenue         2,867,828    5,812,108   10,008,641    20,847,009
Direct expenses:
     Salary and consulting
     costs                        858,032    1,678,928    2,265,984     4,548,467
     Management fees            1,669,780    2,144,369    6,278,904     6,869,608
     Cost of revenues                   0      416,386        7,178     1,524,223
     Rent                          31,801      679,878      111,151     1,933,592
     Advertising and
     marketing                      6,536      222,435       14,534       829,104
     Bad debt expense             430,398    1,048,762    1,192,337     3,008,863
                              ------------ ------------ ------------ -------------
Total direct expenses           2,996,547    6,190,758    9,870,088    18,713,857
Network development cost                0      178,409            0       606,084
General and administrative        576,098    1,744,833    1,504,074     4,737,720
Depreciation and amortization      30,620       35,708       93,920       148,338
                              ------------ ------------ ------------ -------------
Operating income (loss)         (735,437)  (2,337,600)  (1,459,441)   (3,358,993)
Interest expense                   12,683            0       51,008       (1,487)
Interest income                       643        2,144        3,643        27,597

                              ------------ ------------ ------------ -------------
Net income(loss) before
income taxes                    (747,477)  (2,335,456)  (1,506,806)   (3,332,880)
Income taxes                            0            0            0             0
                              ------------ ------------ ------------ -------------
Net income(loss) after
income taxes                   ($747,477)  ($2,335,456) ($1,506,806) ($3,332,880)
                              ============ ============ ============ =============

Income(loss) per share -
basic                             ($0.19)      ($0.92)      ($0.44)       ($1.31)
                              ============ ============ ============ =============
              - diluted           ($0.19)      ($0.92)      ($0.44)       ($1.31)
                              ============ ============ ============ =============
Weighted avg. common shares
- basic                         3,951,250    2,539,020    3,462,404     2,536,725
                              ============ ============ ============ =============
                 - diluted      3,951,250    2,539,020    3,462,404     2,536,725
                              ============ ============ ============ =============

See notes to condensed consolidated financial statements.

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  1999           1998          1999          1998
                                              -------------- ------------- ------------- -------------
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Operating activities
Net income (loss)                                ($747,477)  ($2,335,456)   ($1,506,806))($3,332,880)
Adjustments to reconcile net income (loss) to
   Net cash used in operating activities:
   Minority interest                                      0         7,179             0             0
   Depreciation and amortization                     30,620        35,708        93,920       148,338
   Provision for bad debt                           430,398       547,149     1,192,337     2,704,835
   Recognition of compensatory granting of
     non-qualified stock options for common
     stock                                          109,209         3,405       109,209        70,488
   Recognition of the granting of common
   stock warrants                                         0             0             0        38,059

   Changes in operating assets and
liabilities:
     Accounts receivables                         (196,636)     (858,663)   (1,681,851)   (5,273,504)
     Other current assets                          (38,523)       333,443      (17,496)     (350,017)
     Accounts payable and other current
       liabilities                                  130,067     1,079,893       329,268     2,036,386
                                              -------------- ------------- ------------- -------------
Net cash used in operating activities             (282,342)   (1,187,342)   (1,481,419)   (3,958,295)

Investing activities

   Purchase of equipment                                  0      (16,791)       (3,116)      (78,297)
   Acquisition costs                                      0       120,805             0             0
   Purchase of Certificate of Deposit             (111,002)             0     (111,002)             0
   Investment in subsidiaries                             0     (199,536)             0     (199,536)
                                              -------------- ------------- ------------- -------------
Net cash used in investing activities             (111,002)      (95,522)     (114,118)     (277,833)

Financing activities

   Payment of notes                                       0      (19,994)      (23,000)     (525,000)
   Proceeds from sale of common stock               432,792            11     1,558,750         2,920
   Proceeds from sale of preferred stock                  0       301,288             0     4,813,614
   Proceeds from notes payable                            0             0       200,000             0
                                              -------------- ------------- ------------- -------------
Net cash provided by financing activities           432,792       281,305     1,735,750     4,291,534
                                              -------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
equivalents                                          39,448   (1,001,559)       140,213        55,406
Cash and cash equivalents at beginning of
period                                              545,728     1,861,889       444,963       804,924
                                              -------------- ------------- ------------- -------------
Cash and cash equivalents at end of period         $585,176      $860,330      $585,176      $860,330
                                              ============== ============= ============= =============


SUPPLEMENTAL CASH FLOWS DISCLOSURE
Significant non-cash transactions completed by the company during the nine months ended September 30, 1999 include the following:
Reduction of liabilities related to bankruptcy filing                 $3,852,478
Reduction of liabilities due to conversions to equity                    950,000
Payment of preferred stock dividends with shares of preferred stock      424,282


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

NOTE B - NET INCOME (LOSS) PER SHARE

     The Company's net income (loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the shares of Convertible Preferred Stock have excluded from the computation for the periods ended September 30, 1998 and September 30, 1999 as they would have an anti-dilutive effect.

     In accordance with SFAS No. 128, the table below presents both basic and dilutive net income (loss) per share:


                             Three Months Ended          Nine Months Ended
                             ------------------          -----------------
                       September 30,  September 30,   September 30, September 30,
                       -------------  -------------   ------------- -------------
                            1999          1998           1999            1998
                         -------------------------------------------------------
Net Income (Loss)           ($747,477) ($2,335,456)   ($1,506,806) ($3,332,880)
Weighted avg. shares
outstanding - Basic          3,951,250    2,539,020      3,462,404    2,536,725
Incremental shares
under stock option                   0            0              0            0
plans
Conversion of 8% Senior
     Convertible
Preferred Stock                      0            0              0            0
Conversion of 8%  Junior
     Convertible
Preferred Stock                      0            0              0            0
Weighted avg. shares
outstanding- Diluted         3,951,250    2,539,020      3,462,404    2,536,725
Basic net income (loss)
per share                      ($0.19)      ($0.92)        ($0.44)      ($1.31)
Diluted net income
(loss) per share               ($0.19)      ($0.92)        ($0.44)      ($1.31)

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

NOTE F - RESTATEMENT OF QUARTERLY INFORMATION

      As a result of the discontinuation of certain contractual relationships with Integrated Medical Centers, accruals of liabilities and certain estimation processes utilized by the company, we have restated the quarterly results for the period ended September 30, 1999. The restatement for the three and nine months ended September 30, 1999 required an increase in operating expenses and a decrease in net revenue, creating a net loss of ($747,477)
and ($1,506,806), respectively or ($0.19) and ($0.44) per share respectively. The restated results for the periods ended September 30, 1999 are as follows and may be compared to the previously reported quarterly results.

For the three months ended September 30, 1999

                               Restated Results   Previously Reported Results
Net Revenue                    $2,867,828         $3,479,720
Net Income (Loss)              $ (747,477)        $   70,339
Net Income (Loss) Per Share -
Basic                          $    (0.19)        $     0.02
Weighted Avg. Shares
Outstanding - Basic             3,951,250         4,055,862

For the nine months ended September 30, 1999

                               Restated Results   Previously Reported Results
Net Revenue                    $ 10,008,641       $ 11,751,083
Net Income (Loss)              $ (1,506,806)      $    240,068
Net Income (Loss) Per Share -
Basic                          $     (0.44)       $       0.06
Weighted Avg. Shares
Outstanding - Basic             3,462,404         4,055,862

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

     As of September 30, 1999, the Company was managing 56 operational Integrated Medical Centers in 12 states and had integrated another 27 Integrated Medical Centers which were inactive in 4 additional states. The results of operations of all the medical corporations are included in the consolidated financial statements of the Company. Integrated Medical Center revenues for the three and nine months ended September 30, 1999 were $2,868,000 and $10,009,000 respectively, as compared to $4,629,000 and
$14,360,000 for the three and nine months ended September 30, 1998.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue. During the three and nine months ended September 30, 1999 the Company had revenues of $2,868,000 and $10,009,000 respectively, as compared to $5,812,000 and $20,847,000 for the three and nine months ended September 30, 1998. The decreases of

$2,944,000 and $10,838,000 for the three and nine months were due primarily to the closing of CWWM in December 1998. CWWM revenues for the three and nine months ended September 30, 1998 were $1,183,000 and $6,487,000. Integrated Medical Center revenues for the three and nine months ended September 30, 1999 were $2,868,000 and $10,009,000 respectively, as compared to $4,629,000 and $14,360,000 for the three and nine months ended September 30, 1998. The decrease of $1,761,000 and $4,351,000 for the three and nine months was attributable to the lack of growth of the number of Integrated Medical Centers and a reduction from 89 Integrated Medical Centers as of September 30, 1998 to 56 operational Integrated Medical Centers as of September 30, 1999. Management and certain Integrated Medical Centers have mutually agreed to discontinue contractual obligations related to certain operations.

     Salary and Consulting Costs. During the three and nine months ended September 30, 1999 the Company incurred salary and consulting costs of $858,000 and $2,266,000 respectively, as compared to $1,679,000 and $4,548,000 for the three and nine months ended September 30, 1998. The decreases of $821,000 and $2,282,000 were primarily due to the closing of CWWM in December 1998 and the reduction of personnel at the corporate headquarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     Management Fees. During the three and nine months ended September 30, 1999 the Company incurred management fees of $1,670,000 and $6,279,000 respectively, as compared to $2,144,000 and $6,870,000 for the three and nine months ended September 30, 1998. These are fees that are paid to the affiliated chiropractors' administrative corporations for managing the day to day operations of the Integrated Medical Centers. The decreases of $474,000 and $591,000 were due primarily to reduced revenues in the inactive Integrated Medical Centers, contractual restructuring of some of the relationships with Integrated Medical Centers and the reduction of operational centers described above.

     Cost of Revenue. All cost of revenue amounts relate to the activities of Smokenders. During the three and nine months ended September 30, 1998 the Company's former subsidiary experienced costs of revenue of $416,000 and $1,524,000 respectively. As a result of the spin-off of this subsidiary in 1999, the Company has not incurred any significant related costs in 1999.

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

     General and Administrative. During the three and nine months ended September 30, 1999, the Company incurred general and administrative expenses of $576,000 and $1,504,000 respectively, as compared to $1,745,000 and $4,738,000 for the three and nine months ended September 30, 1998. The decreases of $1,169,000 and $3,234,000 were due primarily to the closure of CWWM in December 1998 and the reduction of corporate overhead in such categories as insurance costs, legal and accounting costs, travel and entertainment costs and various other corporate costs such as automobile, telephone, postage and printing and reproduction, equipment rental, supplies, professional development, recruiting and repairs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     Operating Income/Loss. The operating loss of the Company was $735,000 and $1,459,000 for the three and nine months ended September 30, 1999 as compared to operating losses of $2,338,000 and $3,359,000 for the three and nine months ended September 30, 1998. The increases resulted from improved operations at the Company's Integrated Medical Centers and the discontinuance of the operations of CWWM, Smokenders, OHS and CBI. Additionally, the Company has significantly reduced corporate overhead and has adjusted the calculations for certain reserves based on additional historical experience.

     Interest Expense. During the three and nine months ended September 30, 1999 the Company had interest expense of $13,000 and $51,000 respectively, as compared to negligible amounts for the three and nine months ended September 30, 1998. The Company increased its interest-bearing borrowings during 1999 to $719,000 at September 30, 1999 from $392,000 at December 31, 1998.

     Interest Income. During the three and nine months ended September 30, 1999, the Company had interest income of $1,000 and $4,000 respectively, as compared to $2,000 and $28,000 for the three and nine months ended September 30, 1998. The decreases of $1,000 and $24,000 resulted from a lower amount of invested funds in 1999 as compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three and nine months ended September 30, 1999, the Company had net loss of $747,000 and $1,507,000 respectively, as compared to net losses of $2,335,000 and $3,333,000 for the three and nine months ended September 30, 1998. At September 30, 1999, the Company had working capital of $1,054,000, yielding a current ratio of 1.17, compared to negative working capital of $4,389,000 at
December 31, 1998 and a related current ratio of 0.59.   The Company has an
accumulated deficit of $17,448,000, yet has total stockholders' equity of $754,000 at September 30, 1999.

     Net cash used in operations for the nine months ended September 30, 1999 was $1,481,000, as compared to $3,958,000 for the nine months ended September 30, 1998. Negative cash flows are attributable primarily to net losses and increases in accounts receivable in 1998. Negative cash flows for the three and nine months ended September 30, 1999 are attributable primarily to increases in accounts receivable and the decreases in accounts payable and other current liabilities. For the nine months ended September 30, 1999 the Company used $3,000 for the purchase of equipment, as compared to $78,000 for the nine months ended September 30, 1998. The Company purchased a one-year $111,002 certificate of deposit that is pledged toward an irrevocable letter of credit of $222,005 required by an appeal bond secured against a legal judgment pending against the Company.

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