Form 10QSB
period 2000-03-31
COMPLETE WELLNESS CENTERS INC
filed 2000-05-15
CIK 1022828

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                 --------------------------------------------

                                 FORM 10-QSB
              QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                 --------------------------------------------

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


          1964 HOWELL BRANCH ROAD, SUITE 202, WINTER PARK, FL 32792
                   (Address of principal executive offices)

                                (407) 673-3073
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No    .
   ------     ----

State the number of shares outstanding of each of the issuer's classes of common equity, at March 31, 2000: 5,088,292 shares of Common Stock.

Transitional Small Business Disclosure Format (check one) Yes     No     X   .
                                                             ----   ---------
                                                             1

                       COMPLETE WELLNESS CENTERS, INC.
                                 FORM 10-QSB
                                    INDEX

Part I.  Financial Information
Item 1.     Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999
               Condensed Consolidated Statement of Operations
                  For Three Months Ended March 31, 2000 and March 31, 1999
               Condensed Consolidated Statements of Cash Flows
                  For Three Months Ended March 31, 2000 and March 31, 1999
               Notes to Condensed Consolidated Financial Statements Independent Accountants' Review Report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information
Item 1.        Legal Proceedings
Item 2.        Changes in Securities and Use of Proceeds
Item 3.        Defaults Upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits and Reports on Form 8-K

Signatures

PART I.           FINANCIAL INFORMATION

ITEM 1                FINANCIAL STATEMENTS

                          COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                     2000         1999
                                                 --------------------------
                                                 (Unaudited)
                       ASSETS
Current Assets:

     Cash and cash equivalents                       $291,203     $272,034
     Certificate of deposit, restricted               111,002      111,002
     Patient receivables, net of allowance for
       doubtful accounts of $5,937,914 and
       $5,270,361 at                                5,019,768    5,485,901
       March 31, 2000 and December 31, 1999,
       respectively
     Prepaid expenses                                  40,837       46,667
     Other current assets                                   0        1,555
                                                 --------------------------
Total current assets                                5,462,810    5,917,159
Furniture and equipment, net                          203,977      225,978
Other assets                                            1,400        1,400
                                                 --------------------------
Total assets                                       $5,668,187   $6,144,537
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY / DEFICIT
Current Liabilities:
     Current portion of notes payable                 819,101      582,525
     Accounts payable and accrued expenses          2,622,064    2,729,786
     Accrued management fees                        1,999,254    2,573,463
                                                 --------------------------
Total current liabilities                           5,440,419    5,885,774
Note payable net                                      298,740      314,475
Stockholders' equity:
     Common Stock,$.0001665 par value per share
            50,000,000 shares authorized,
            5,088,292 and 4,881,149
            shares issued and outstanding at
            March 31, 2000 and
            December 31, 1999, respectively               846          813
     Senior Convertible Preferred Stock,  $.01
            par value per share,
            2,000,000 shares authorized, 8%
            cumulative,124,135 and 121,107
            issued and outstanding at
            March 31, 2000 and December 31,
            1999, respectively                          1,241        1,211
     Junior Convertible Preferred Stock, $.01
            par value per share,
            2,122 shares authorized, 8%
            cumulative, 2,122 and 2,071 shares
            issued and outstanding at March
            31, 2000 and December 31, 1999,
            respectively                                   21           21
     Additional paid in capital                    19,374,008   18,838,475
     Accumulated deficit                         (19,447,088) (18,896,232)
                                                 --------------------------
Total stockholders' equity/(deficit)                 (70,972)     (55,712)
                                                 --------------------------
Total liabilities and stockholders'
equity/(deficit)                                   $5,668,187   $6,144,537
                                                 ==========================

See notes to condensed consolidated financial statements.

             COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                THREE MONTHS THREE MONTHS
                                                   ENDED         ENDED
                                                 MARCH 31,     MARCH 31,
                                                    2000         1999
                                                ---------------------------
                                                (Unaudited)   (Unaudited)
Revenue:
     Integrated medical clinics                   $2,319,208    $4,494,861
     Other income                                                   85,173
                                                ---------------------------
Total operating revenue                            2,319,208     4,580,034
Direct expenses:
     Salary and consulting costs                     608,104       802,395
     Management fees                               1,120,199     3,313,922
     Cost of revenue                                       0         7,178
     Rent                                             11,047        41,471
     Advertising and marketing                         3,647         3,147
     Bad debt expense                                670,736       155,949
                                                ---------------------------
Total direct expenses                              2,413,733     4,324,062
General and administrative                           256,173       266,701
Depreciation and amortization                         22,000        31,653
                                                ---------------------------
Operating income/(loss)                            (372,698)      (42,382)
Interest expense                                      25,233         9,500
Interest income                                        1,047         1,187
                                                ---------------------------
Net income/(loss) before income taxes              (396,884)      (50,695)
Income taxes                                               0             0
                                                ---------------------------
Net income/(loss) after income taxes              ($396,884)     ($50,695)
                                                ===========================

Income/(loss) per share - basic                      ($0.08)       ($0.02)
                                                ===========================
Weighted average common shares - basic             4,984,721     2,703,862
                                                ===========================

See notes to condensed consolidated financial statements.

               COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 THREE MONTHS   THREE MONTHS
                                                    ENDED          ENDED
                                                  MARCH 31,      MARCH 31,
                                                     2000           1999
                                                 ------------------------------
                                                 (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
Net income/(loss)                                  ($396,884)        ($50,695)
Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
     Depreciation and amortization                     22,000           31,653
     Provision for bad debt                           670,736          155,949
     Recognition of compensatory granting
          non-qualified stock options                       0            3,405
     Recognition of the granting of common
         stock warrants and options                    95,426                0
     Changes in operating assets and
         liabilities:
          Accounts receivables                      (204,602)      (1,305,025)
          Other current assets                          7,385           17,808
          Accounts payable, accrued expenses,
          and accrued management fees               (681,933)          472,584
                                                 ------------------------------
Net cash used in operating activities:              (487,872)        (674,321)

INVESTING ACTIVITIES
           Purchase of equipment                            0          (1,084)
                                                 ------------------------------
Net Cash used in investing activities                       0          (1,084)

FINANCING ACTIVITIES
          Payment of notes                           (18,159)                0
          Proceeds from exercise of stock
          options                                     225,200          684,148
          Proceeds from notes payable                 300,000          177,000
                                                 ------------------------------
Net cash provided by financing activities             507,041          861,148
                                                 ------------------------------
Net increase in cash and cash equivalents              19,196          185,743

Cash and cash equivalents at beginning of year        272,034          444,963
                                                 ------------------------------
Cash and cash equivalents at end of period           $291,203         $630,706
                                                 ==============================

SUMMARY OF SUPPLEMENTARY CASH FLOWS DISCLOSURES:

Interest paid                                               0                0
Income taxes paid                                           0                0

Significant non-cash transactions completed by the Company during the three months ended March 31, 2000 include the following:

Payment of preferred stock dividends with shares of preferred stock     $153,973

See notes to condensed consolidated financial statements.

COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2000

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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB dated March 28, 2000, for the period ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE B - NET INCOME/(LOSS) PER SHARE

      The Company's net income/(loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the 8% Senior Convertible Preferred Stock (the "Senior Convertible Preferred Stock") have been excluded from the computation because the effect of their inclusion would be anti-dilutive for March 31, 1999 and 2000.

      The following table sets forth the computation of  basic loss per share:

                                                   Three Months Ended
                                               March 31,2000   March 31,1999
                                              --------------  --------------
Net Income/(Loss)                                   ($396,884)    ($50,695)

Weighted average shares outstanding - Basic          4,984,721    2,703,862

Basic income/(loss) per share                          ($0.08)      ($0.02)

NOTE C - FINANCINGS AND STOCKHOLDERS' EQUITY

      On July 14, 1999, we entered into a Separation and Release Agreement with Eric S. Kaplan, our former president and director, made effective as of July 21, 1999. In return and as consideration of Mr. Kaplan's resignation and release of the Company from all employment claims or actions, we agreed to:
(i) indemnify him for actions taken by the Company or by him as an officer or director of the Company; (ii) continue liability coverage for as long as the applicable statute of limitations of claims shall run; (iii) transfer to him $200,000 in market value of the Company's common stock at a rate of 5,000 shares per month through stock issuances or stock option grants; (iv) reimburse a portion of his attorney fees in the amount of $6,000; and (v) pay him the sum of $10,000 in cash. We accelerated the vesting of the remaining options during the three months ended March 31, 2000. Subsequently, Dr. Kaplan exercised an aggregate of 60,000 options, the value of which was recorded as compensation expense.

      In January 2000, the Board made a grant of 20,000 options, from the 1996 Stock Option Plan, to purchase common stock in the Company at $0.01 per share for the equal benefit of Nico Pronk and Wayne Horne, principals of Noble Financial Group, Inc. Following the grant of such options, both exercised their options and shares were issued. The Company received $200 for the exercise of these options.

      On January 4, 2000, the Company made a grant to Mrs. Joan Raymond of 100,000 options to purchase common stock in the Company, pursuant to the 1996 Stock Option Plan, at $1.25 per share. Following the grant of such options, Mrs. Raymond exercised those options and shares were issued. The Company received $125,000 for the exercise of such options. Mrs. Raymond is the sister-in-law of Mr. Joseph Raymond, Jr., Chairman and CEO of the Company.

      On February 23, 2000, the Company also made a grant of 57,143 options, from the 1999 Consultants Stock Option Plan, to purchase common stock in the Company at $1.75 per share to Structure Management, Inc. Following the grant of such options, Structure Management, Inc. exercised its options and shares were issued. The Company received $100,000 for the exercise of these options. Mr. Jeffrey Raymond is a principal in Structure Management, Inc. and Mr. Raymond is the brother of Mr. Joseph Raymond, Jr., Chairman and CEO of the Company.

      On March 23, 2000, Completewellness.com, Inc. ("cwc.com"), a wholly owned subsidiary of the Company received $300,000 from DrAlt.com Corporation ("DrAlt"). The loan carries a 9% interest rate and is payable in full on September 23, 2000. In addition, DrAlt was awarded five-year warrants to purchase 150,000 shares of common stock of Complete Wellness Centers, Inc. at $2.00 per share.

      On April 3,2000, cwc.com received $250,000 from DrAlt. The loan carries a 9% interest rate is payable in full on October 3, 2000. In addition, DrAlt was awarded five-year warrants to purchase 125,000 shares of common stock of Complete Wellness Centers, Inc. at $2.00 per share.

      On May 1, 2000, the holders of Senior Convertible Preferred Stock submitted a request to convert 13,156 shares of Senior Convertible Preferred Stock to 524,101 shares of common stock; such shares were issued on May 4, 2000.

      The Company's common stock and warrants are listed on the NASDAQ SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999 or as of March 31, 2000. The Company received notification from the NASDAQ SmallCap Listing Qualifications Division for the purpose of deficiencies in the minimum listing requirements of the NASDAQ SmallCap Market. The Company formally responded to the inquiry, developed and submitted a plan and timeline through which such minimum requirement would be met. There can be no assurance that NASDAQ will allow the Company's shares to remain listed while it works to regain compliance. Consequently, the Company's shares could be delisted from the NASDAQ SmallCap Market at any time. In the event that the Company's shares are delisted from the NASDAQ SmallCap Market, they could continue to trade on the NASDAQ "Bulletin Board".

NOTE D - CERTAIN RELATIONSHIPS and TRANSACTIONS

      On March 23, 2000, and April 3, 2000, cwc.com, borrowed $300,000 and $250,000, respectively from DrAlt at a 9% interest rate for six (6) months. On the same dates, as additional consideration for the loans, the Company granted DrAlt five-year warrants to purchase 150,000 and 125,000 warrants respectively, to purchase shares of common stock of the Company at $2.00 per share. These notes were pursuant to a five-year services agreement made on March 7, 2000, by and between the Company, its subsidiary cwc.com and DrAlt whereby the parties would together provide alternative medicine information and products to practitioners and consumers through the Companies web site, www.completewellness.com. The Company, cwc.com and DrAlt had certain duties and compensation in the relationship based on the respective abilities and expertise. On March 7, 2000, the Company also signed a non-binding letter of intent to complete a tax-free merger with DrAlt. The Company would be the surviving entity and would issue to the shareholders of DrAlt, such number of fully paid and non-assessable shares of the Company's common stock as would result in the shareholders of DrAlt collectively owning immediately after the closing of such merger, fifty (50) percent of the common equity of the Company on a fully diluted basis except for any outstanding warrants. DrAlt shareholders would surrender their DrAlt shares to the Company at closing. There were significant contingencies involved in the agreement, including but not limited to completion of proper due diligence, conversion of the preferred shareholders to common shareholders, additional funding of the Company through a private placement and approval of the transaction by the shareholders of each company. The non-binding letter of intent and related services agreement with DrAlt.com Corporation were terminated on May 4, 2000.

Independent Accountants' Review Report

The Board of Directors
Complete Wellness Centers, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Complete Wellness Centers, Inc. as of March 31, 2000, and the related condensed consolidated statement of operations for the three-month period ended March 31, 2000, and condensed consolidated statement of cash flows for the three-month period ended March 31, 2000. These financial statements are the responsibility of the company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statement of operations, stockholders' deficiency, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                    AMPER, POLITZINER & MATTIA P.A.

May 9, 2000

Edison, New Jersey

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

      As of March 31, 2000, the Company was managing 40 operational Integrated Medical Centers in 12 states. The Company also managed 2 Integrated Medical Centers in 1 state, which became inactive during the three months ended March 31, 2000. The operations of all the medical corporations are included in the consolidated financial statements of the Company. At March 31, 2000, the Company, as a result of its medical operations, had revenues of $2,309,000.

      The closings, divestitures and spin-offs of non-profitable or unrelated business units, such as Complete Wellness Weight Management, Inc. and Complete Billing Inc., are expected to allow management to focus on the Company's core business, integrating traditional and complementary/alternative medical centers, and significantly improve the Company's operating results in future periods.

RESULTS FROM OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

      Revenue. During the three months ended March 31, 2000 the Company had revenues of $2,319,000 as compared to $4,580,000 for the three months ended March 31, 1999, a decrease of $2,261,000. During the three months ended December 31, 1999, the Company had revenue of $2,931,000 and reduced the number of its active Integrated Medical Centers from 56 to 42. The Company had 81 active Integrated Medical Centers under contract at March 31, 1999 compared to 40 at March 31, 2000. We and certain Integrated Medical Centers have mutually agreed to discontinue contractual obligations related to certain operations.

      Salary and Consulting Costs. During the three months ended March 31, 2000, the Company incurred salary and consulting costs of $608,000 as compared to $802,000 three months ended March 31, 1999. The decrease of $194,000 was primarily due to the reduction of personnel due to the consolidation of corporate operations.

      Management Fees and Bad Debt Expense. Contractually, the Company's patient accounts receivable balances at the Integrated Medical Centers and the cash expended by those centers affect the Company's remaining liability for management of the centers and the allowance for doubtful accounts. The accrued management fee and the allowance for doubtful accounts should be evaluated on a combined basis as an offset to gross patient accounts receivable to arrive at net collectible patient accounts receivable for the Company. During the three months ended March 31, 2000, the Company incurred combined management fees and bad debt expense of $1,791,000 as compared to $3,470,000 for the three months ended March 31, 1999. The management fees are paid to the affiliated chiropractors' administrative entities for managing the day to day operations of the Integrated Medical Centers. The combined management fees and bad debt expense vary directly with revenue and gross patient accounts receivable. The combined provision was 77% of revenue for both periods. The combined accrued management fee liability and allowance for doubtful accounts as a percentage of gross accounts receivable was 72% at March 31, 2000 compared to 73% at March 31, 1999.

      Rent. During the three months ended March 31, 2000 the Company incurred rent expenses of $11,000 as compared to $41,000 for the three months ended March 31, 1999. Rent consists of amounts incurred for administrative, medical office space and certain equipment leased by the Company at corporate headquarters and the medical clinics. The decrease of $30,000 was due primarily to the consolidation of corporate operations in mid-year 1999.

      General and Administrative. During the three month period ended March 31, 2000, the Company incurred general and administrative expenses of $256,000 as compared to $267,000 for the three months ended March 31, 1999. The decrease of $11,000 was due primarily to reduction of costs from the consolidation of corporate operations, net of increased legal fees during the three months ended March 31, 2000 resulting from $41,000 in fees and legal costs associated with ongoing matters, financings and acquisitions.

      Depreciation and Amortization. During the three months ended March 31, 2000, the Company incurred depreciation and amortization expense of $22,000 as compared to $32,000 for the three months ended March 31, 1999. The decrease of $10,000 resulted from the previous write down of idle assets.

      Operating Loss. The consolidated operating loss of the Company was $373,000 for the three months ended March 31, 2000 compared to a consolidated operating loss of $42,000 for the three months ended March 31, 1999. The increase of the loss of $331,000, resulted primarily from a 48% reduction in revenues derived from the closure or inactivity of 41 Integrated Medical Centers since March 31, 1999 coupled with fees and legal costs associated with ongoing matters, financings and acquisitions.

      Interest Expense. During the three months ended March 31, 2000, the Company had interest expense of $25,000 compared to $10,000 for the three months ended March 31, 1999. The increase of $15,000 resulted from the interest accrued on outstanding notes payable for each period.

      Interest Income. During the three months ended March 31, 2000, the Company had interest income of $1,000 as compared to $1,000 for the three months ended March 31, 1999. The decrease of $140 resulted from a lower amount of invested funds in 2000 compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three months ended March 31, 2000, the Company had a net loss of $397,000 as compared to a net loss of $51,000 for the three months ended March 31, 1999. At March 31, 2000, the Company had working capital of $22,000 and an accumulated deficit of $19,447,000. Net cash used in operations for the three months ended March 31, 2000 was $488,000, as compared to $674,000 for the three months ended March 31, 1999. Negative cash flows are attributable primarily to net losses and an increase in operating liabilities of $682,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 when accounts receivable increased $1,305,000 and operating liabilities decreased $473,000.

      We are currently dependent on advances from investors to meet our day to day cash needs. As a result, we must identify other sources of cash immediately in order to remain in business. Failure to immediately identify other sources of cash could result in insolvency.

      On March 23, 2000, and April 3, 2000, cwc.com, borrowed $300,000 and $250,000, respectively from DrAlt at a 9% interest rate for six (6) months. On the same dates, as additional consideration for the loans, the Company granted DrAlt five-year warrants to purchase 150,000 and 125,000 warrants respectively, to purchase shares of common stock of the Company at $2.00 per share. These notes were pursuant to a five-year services agreement made on March 7, 2000, by and between the Company, its subsidiary cwc.com and DrAlt whereby the parties would together provide alternative medicine information and products to practitioners and consumers through the Companies web site, www.completewellness.com. The Company, cwc.com and DrAlt had certain duties and compensation in the relationship based on the respective abilities and expertise. On March 7, 2000, the Company also signed a non-binding letter of intent to complete a tax-free merger with DrAlt. The Company would be the surviving entity and would issue to the shareholders of DrAlt, such number of fully paid and non-assessable shares of the Company's common stock as would result in the shareholders of DrAlt collectively owning immediately after the closing of such merger, fifty (50) percent of the common equity of the Company on a fully diluted basis except for any outstanding warrants. DrAlt shareholders would surrender their DrAlt shares to the Company at closing. There were significant contingencies involved in the agreement, including but not limited to completion of proper due diligence, conversion of the preferred shareholders to common shareholders, additional funding of the Company through a private placement and approval of the transaction by the shareholders of each company. The non-binding letter of intent and related services agreement with DrAlt.com Corporation were terminated on May 4, 2000.

      The Company has entered into employment agreements with certain key employees. Each of the employment agreements requires the full-time services of the employees, are for specified periods of time and specify the compensation and termination terms. The agreements also contain covenants restricting the employees from engaging in any activities competitive with our business during the term of the agreement and for a period of one year thereafter, and prohibiting the employee from disclosing confidential information regarding our business.

      The Company and its affiliates are involved in the following material legal proceedings:

      As of May 11, 2000, we or our affiliates currently have seven legal proceedings in various stages of litigation. Four of these actions involve suits brought by former employees or vendors of various Integrated Medical Centers or chiropractors' management companies, seeking recovery of monies allegedly owed for wages, goods or services rendered to the Integrated Medical Center or management company. We believe that three of these disputes with former employees, vendors and Integrated Medical Center Doctors are not material. We are defending all such actions and believe none is meritorious. The fourth case is with CWC, the plaintiff having penetrated the corporate boundary between the Integrated Medical Center and ourselves. The $147,292 judgment for wages and damages and a subsequent judgment for related legal fees of $37,712 were rendered against us. We have appealed the decisions and have obtained a bond in the amount of $222,005 for satisfaction of the judgments, which is backed by an irrevocable letter of credit for $111,002, against which we have pledged a certificate of deposit of $111,002. The full amount of the judgment has been previously accrued for.

      On November 12, 1999, C. Thomas McMillen, our former Chairman and Chief Executive Officer filed suit in Superior Court for the District of Columbia seeking damages resulting from the termination of his employment agreement with us. Mr. McMillen alleges that we breached our employment contract with him and that we breached a covenant of good faith and fair dealing, which the suit alleges was implied in the agreement. He seeks salary, vacation, bonus pool, stock options, office space, secretarial support, cellular phone and benefits including health insurance from the date of termination, February 18, 1999, through August 31, 2000. He seeks judgment in the amount of $500,000 plus pre-judgment interest, the costs of his suit, attorney's fees and any further relief that the court deems just and proper. We believe the action has no merit but have attempted to arrive at a settlement agreement with Mr. McMillen without success. In addition to defending this action, we have filed a counterclaim seeking judgment for damages and costs. No hearings or depositions are scheduled at this time.

      In July 1999, Complete Wellness Weight Management, Inc., a wholly owned subsidiary, filed for Chapter 7 bankruptcy protection. An initial hearing of the creditors was held and one creditor appeared to be heard on September 29,
1999.   There are two suits pending related to landlord claims under the bankruptcy, both of which we are defending.

      The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 of rents and fees due under a sub-lease plus attorney's fees. The Company has settled the claim. The full amount of the settlement has been previously accrued for.

      In November 1997, three of our facilities were searched by federal authorities pursuant to search warrants, and the federal authorities removed computer records and written documents in connection with an investigation of alleged healthcare fraud. In June 1998, Complete Wellness Centers and several of its employees, including its former Chief Executive Officer, were served with subpoenas requesting records and documents related to billing and claims coding, clinical relationships and corporate records. We believe that we could be a target in this investigation. One employee received a letter dated January 13, 1998 from the United States Attorney General's Office stating that the employee was a subject of the investigation. The investigation appears to be focused on two clinics in Virginia. No charges have been filed against us or any of our employees to date. However, any such charges could have a material adverse effect on our future financial position and results of operations.

      From time to time in the course of Complete Wellness Centers carrying out its business, we encounter threatened litigation, none of which is presently considered to be material.

      The Company's common stock and warrants are listed on the NASDAQ SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999 or as of March 31, 2000. The Company received notification from the NASDAQ SmallCap Listing Qualifications Division for the purpose of deficiencies in the minimum listing requirements of the NASDAQ SmallCap Market. The Company formally responded to the inquiry, developed and submitted a plan and timeline through which such minimum requirement would be met. There can be no assurance that NASDAQ will allow the Company's shares to remain listed while it works to regain compliance. Consequently, the Company's shares could be delisted from the NASDAQ SmallCap Market at any time. In the event that the Company's shares are delisted from the NASDAQ SmallCap Market, they could continue to trade on the NASDAQ "Bulletin Board".

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

Net Operating Loss Carryforward

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

   The Company has a cumulative pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance on deferred tax assets of approximately $5,415,000 as of December 31, 1999, respectively.

Seasonality

      The Company believes that the patient volumes at its Integrated Medical Centers are not significantly affected by seasonality.

PART II           OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

      The Company and its affiliates are involved in the following material legal proceedings:

      As of May 11, 2000, we or our affiliates currently have seven legal proceedings in various stages of litigation. Four of these actions involve suits brought by former employees or vendors of various Integrated Medical Centers or chiropractors' management companies, seeking recovery of monies allegedly owed for wages, goods or services rendered to the Integrated Medical Center or management company. We believe that three of these disputes with former employees, vendors and Integrated Medical Center Doctors are not material. We are defending all such actions and believe none is meritorious. The fourth case is with CWC, the plaintiff having penetrated the corporate boundary between the Integrated Medical Center and ourselves. The $147,292 judgment for wages and damages and a subsequent judgment for related legal fees of $37,712 were rendered against us. We have appealed the decisions and have obtained a bond in the amount of $222,005 for satisfaction of the judgments, which is backed by an irrevocable letter of credit for $111,002, against which we have pledged a certificate of deposit of $111,002. The full amount of the judgment has been previously accrued for.

      On November 12, 1999, C. Thomas McMillen, our former Chairman and Chief Executive Officer filed suit in Superior Court for the District of Columbia seeking damages resulting from the termination of his employment agreement with us. Mr. McMillen alleges that we breached our employment contract with him and that we breached a covenant of good faith and fair dealing, which the suit alleges was implied in the agreement. He seeks salary, vacation, bonus pool, stock options, office space, secretarial support, cellular phone and benefits including health insurance from the date of termination, February 18, 1999, through August 31, 2000. He seeks judgment in the amount of $500,000 plus pre-judgment interest, the costs of his suit, attorney's fees and any further relief that the court deems just and proper. We believe the action has no merit but have attempted to arrive at a settlement agreement with Mr. McMillen without success. In addition to defending this action, we have filed a counterclaim seeking judgment for damages and costs. No hearings or depositions are scheduled at this time.

      In July 1999, Complete Wellness Weight Management, Inc., a wholly owned subsidiary, filed for Chapter 7 bankruptcy protection. An initial hearing of the creditors was held and one creditor appeared to be heard on September 29,
1999.   There are two suits pending related to landlord claims under the bankruptcy, both of which we are defending.

      The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 of rents and fees due under a sub-lease plus attorney's fees. The Company has settled the claim. The full amount of the settlement has been previously accrued for.

      In November 1997, three of our facilities were searched by federal authorities pursuant to search warrants, and the federal authorities removed computer records and written documents in connection with an investigation of alleged healthcare fraud. In June 1998, Complete Wellness Centers and several of its employees, including its former Chief Executive Officer, were served with subpoenas requesting records and documents related to billing and claims coding, clinical relationships and corporate records. We believe that we could be a target in this investigation. One employee received a letter dated January 13, 1998 from the United States Attorney General's Office stating that the employee was a subject of the investigation. The investigation appears to be focused on two clinics in Virginia. No charges have been filed against us or any of our employees to date. However, any such charges could have a material adverse effect on our future financial position and results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER INFORMATION
            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)   Exhibits filed: None
            (b)   Reports on Form 8-K: None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Complete Wellness Centers, Inc.

 Date: May 15, 2000       By  /s/ Rebecca R. Irish
                        ---------------------------
                              Rebecca R. Irish
                             Chief Financial Officer