Form 10QSB
period 2000-06-30
COMPLETE WELLNESS CENTERS INC
filed 2000-08-14
CIK 1022828

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


            1964 HOWELL BRANCH ROAD, SUITE 201, WINTER PARK, FL 32792
                        --------------------------------
          (Address and telephone number of principal executive offices)



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

State the number of shares outstanding of each of the issuer's classes of common equity, at June 30, 2000: 5,725,178 shares of Common Stock.

Transitional Small Business Disclosure Format (check one) Yes ___ No _X_

                         COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS
            JUNE 30, 2000 AND DECEMBER 31, 1999

         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30,1999

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5   OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1 -- FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            June 30,                  December 31,
                                                              2000                        1999
                                                              -----                       ----
                                                           (Unaudited)                 (Audited)
      ASSETS

Current Assets:
      Cash and cash equivalents                                     $210,225                 $272,034

      Certificate of deposit, restricted                             111,002                  111,002
      Patient receivables, net of allowance for
      doubtful accounts of $6,980,000 and
      $5,270,000 at June 30, 2000 and December 31, 1999,
      respectively                                                 4,325,696                5,485,901
      Prepaid expenses                                                35,000                   46,667
      Other assets                                                                              1,555
                                                     ------------------------      -------------------
Total current assets                                               4,681,923                5,917,159
Furniture and equipment, net                                         181,977                  225,978
Deposits                                                               1,400                    1,400
                                                     ------------------------      -------------------
Total assets                                                      $4,865,300               $6,144,537
                                                     ========================      ===================

      LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities:
      Current portion of notes payable                            $1,064,142                 $582,525
      Accounts payable and accrued expenses                        2,746,158                2,729,786
      Accrued management fees and leases                           2,035,268                2,573,463
                                                     ------------------------      -------------------
Total current liabilities                                          5,845,568                5,885,774
Note payable                                                         298,740                  314,475
Stockholders' equity/(deficit):
      Common Stock,$.0001665 par value per share
         50,000,000 shares authorized, 5,725,178
         and 4,881,149 shares issued and outstanding
         at June 30, 2000 and December 31, 1999,
         respectively                                                    951                      813
      Senior Convertible Preferred Stock, $.01 par
         value per share, 8% Cumulative, and
         113,880 and 121,107 shares issued and
         outstanding at June 30, 2000 and December
         31, 1999, respectively                                        1,139                    1,211
      Junior Convertible Preferred Stock, $.01 par
          value per share, 8% cumulative, 2,175 and
          and 2,071 shares issued and outstanding
          at June 30, 2000 and December 31, 1999,
          respectively                                                    22                       21
      Additional capital                                          19,697,053               18,838,475
      Accumulated deficit                                        (20,978,173)             (18,896,232)
                                                     ------------------------      -------------------
Total stockholders' deficit                                       (1,279,008)                 (55,712)
                                                     ------------------------      -------------------
Total liabilities and stockholders'equity/(deficit)               $4,865,300               $6,144,537
                                                     ========================      ===================



Note: The Balance Sheet at December 31, 1999 has been extracted from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        JUNE 30,                               JUNE 30,
                                                 2000               1999               2000                1999
                                             (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
Revenue:
     Integrated medical clinics                  $2,076,922         $2,530,352          $4,396,130          $7,025,214
     Other income                                                       30,428                                 115,600
                                           -----------------  -----------------  ------------------ -------------------
Total operating revenue                           2,076,922          2,560,780          $4,396,130           7,140,814
Direct expenses:
     Salary and consulting costs                    352,124            605,557             960,227           1,407,952
     Management fees                              1,655,933          1,295,201           2,776,132           4,609,124
     Cost of revenues                                                                                            7,178
     Rent                                            10,000             37,879              21,047              79,350
     Advertising and marketing                          150              4,852               3,798               7,999
     Bad debt expense                               888,608            605,990           1,559,344             761,939
                                           -----------------  -----------------  ------------------ -------------------
Total direct expenses                             2,906,815          2,549,479           5,320,548           6,873,542
General and administrative                          421,918            661,276             678,090             927,976
Depreciation and amortization                        22,000             31,646              44,000              63,300
                                           -----------------  -----------------  ------------------ -------------------
Operating gain/loss                              (1,273,811)          (681,621)         (1,646,508)           (724,004)
Interest expense                                    110,870             28,825             136,104              38,325
Interest income                                       1,300              1,813               2,347               3,000
                                           -----------------  -----------------  ------------------ -------------------
Net income/loss before income taxes              (1,383,381)          (708,633)         (1,780,265)           (759,329)
Income taxes
                                           -----------------  -----------------  ------------------ -------------------
Net income/loss after income taxes              ($1,383,381)         ($708,633)        $(1,780,265)          ($759,329)
                                           =================  =================  ================== ===================



Income/loss per share - basic                        ($0.26)            ($0.22)             ($0.34)             ($0.24)
                                           =================  =================  ================== ===================
             - diluted                               ($0.26)            ($0.22)             ($0.34)             ($0.24)
                                           =================  =================  ================== ===================
Weighted avg. common shares - basic               5,406,735          3,243,255           5,195,728           3,108,407
                                           =================  =================  ================== ===================
                   - diluted                      5,406,735          3,243,255           5,195,728           3,108,407
                                           =================  =================  ================== ===================



See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,       JUNE 30,         JUNE 30,          JUNE 30,
                                                             2000           1999             2000              1999
                                                                                        ---------------------------------
                                                         (Unaudited)     (Unaudited)      (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net income/loss                                          ($1,383,381)      ($708,633)     ($1,780,265)         ($759,329)
Adjustments to reconcile net income/loss to net
     Cash used in operating activities:
     Allocated proceeds of debt issued                        57,994                           57,994                  0
     Depreciation and amortization                            22,000          31,646           44,000             63,300
     Provision for bad debt                                  888,608         605,990        1,559,344            761,939
     Recognition of compensatory granting
          non-qualified stock options                                          3,405                               6,810
     Recognition of the issuance of common
          stock warrants an options                              400                           95,826                  0
     Changes in operating assets and liabilities:
          Accounts receivables                              (194,538)       (180,190)        (399,140)        (1,485,215)
          Other current assets                                 5,837           3,220           13,222             21,027

          Accounts payable and other current                                                 (396,877)           199,200
            liabilities                                      285,055        (273,384)
                                                        -----------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                       (318,025)       (517,946)        (805,896)        (1,192,267)
INVESTING ACTIVITIES
Purchase of equipment                                                         (2,032)                             (3,116)
NET CASH USED IN INVESTING ACTIVITIES                                         (2,032)                             (3,116)
FINANCING ACTIVITIES
Payment of notes                                             (12,953)                         (31,112)                 0
Proceeds from sale of common stock                                           435,000                             435,000
Proceeds from sale of stock options                                                           225,199            684,148
Proceeds from notes payable                                  250,000                          550,000            177,000
                                                        -----------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    237,047         435,000          744,087          1,296,148
                                                        -----------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    (80,978)        (84,978)         (61,809)           100,765

Cash and cash equivalents at beginning of year               291,203         630,706          272,034            444,963
                                                        -----------------------------------------------------------------
Cash and cash equivalents at end of period                  $210,225        $545,728         $210,225           $545,728
                                                        =================================================================

SUMMARY OF SUPPLEMENTARY CASH FLOWS DISCLOSURES:

Interest paid                                                                             0                         0
Income taxes paid                                                                         0                         0


Significant non-cash transactions completed by the Company during the three months ended March 31, 2000 include the following:

Payment of preferred stock dividends with shares of preferred stock                             $301,677


See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMETNS
                                   (UNAUDITED)
                                  JUNE 30, 2000

NOTE A - LIQUIDITY

      The consolidated financial statements of Complete Wellness Centers, Inc., (the "Company") have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 1999, the Company had recurring loss from operations of $2,805,000, and total stockholders' deficiency of $56,000. The current ratio at December 31, 1999 was
1.01. For the six months ended June 30, 2000, the Company had recurring loss from operations of $1,780,000, and total stockholders' deficiency of $1,279,000. The current ratio at June 30, 2000 was 0.80.

      The Company has undergone significant restructuring of its operations to reduce overhead costs and is currently attempting to renegotiate its contractual relationships with its current customers. As has been the Company's practice, as certain contractual relationships cease to be honored, such lack of ability to control the operations of the customer have been reflected in the financial statements herein with adjusted for proper reflection in the consolidated financial statements.

      It is the Company's plan to seek relief from its creditors through debt forgiveness and/or long-term payment plans as the Company cannot meet its current obligations. Unless and until such relief is obtained, additional capital infusion from investors will be unlikely.

NOTE B - BASIS OF PRESENTATION

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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB dated March 28, 2000, for the period ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

NOTE C - NET INCOME/(LOSS) PER SHARE

      The Company's net income/(loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the 8% Senior Convertible Preferred Stock (the "Senior Convertible Preferred Stock") or conversion of the 8% Junior Convertible Preferred Stock (the "Junior Convertible Preferred Stock") have been excluded from the computation because the effect of their inclusion would be anti-dilutive for June 30, 1999 and 2000.

      The following table sets forth the computation of basic loss per share:


                                             Three Months Ended                     Six Months Ended
                                     June 30,           June 30,          June 30,           June 30,
                                     2000               1999              2000               1999


Net Income/(Loss)                    ($1,383,381)       ($708,633)        ($1,780,265)       ($759,329)
Weighted avg. shares outstanding
- Basic                              5,406,735          3,243,255         5,195,728          3,108,407
Incremental shares under stock       0                  0                 0                  0
option plans
Conversion of 8% Senior              0                  0                 0                  0
Convertible Preferred Stock
Conversion of 8% Junior              0                  0                 0                  0
Convertible Preferred Stock
Weighted average shares
outstanding - diluted                5,406,735          3,243,255         5,195,728          3,108,407
Basic income/(loss) per share        ($0.26)            ($0.22)           ($0.34)            ($0.24)


NOTE D - FINANCINGS AND STOCKHOLDERS' EQUITY

      On July 14, 1999, we entered into a Separation and Release Agreement with Eric S. Kaplan, our former president and director, made effective as of July 21, 1999. In return and as consideration of Mr. Kaplan's resignation and release of the Company from all employment claims or actions, we agreed to: (i) indemnify him for actions taken by the Company or by him as an officer or director of the Company; (ii) continue liability coverage for as long as the applicable statute of limitations of claims shall run; (iii) transfer to him $200,000 in market value of the Company's common stock at a rate of 5,000 shares per month through stock issuances or stock option grants; (iv) reimburse a portion of his attorney fees in the amount of $6,000; and (v) pay him the sum of $10,000 in cash. We accelerated the vesting of the remaining options during the three months ended March 31, 2000. Subsequently, Dr. Kaplan exercised an aggregate of 60,000 options, the value of which was recorded as compensation expense. As final settlement of the remaining amounts owed Dr. Kaplan under this Agreement, on August 4, 2000, Dr. Kaplan was granted 62,000 options from two of the Company's stock option plans to purchase 62,000 shares of the Company's common stock at $0.01 per share and Dr. Kaplan also accepted a non-interest bearing promissory note from the Company for $19,000.

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

      On January 4, 2000, the Company made a grant to Mrs. Joan Raymond of 100,000 options to purchase common stock in the Company, pursuant to the 1996 Stock Option Plan, at $1.25 per share. Following the grant of such options, Mrs. Raymond exercised those options and shares were issued. The Company received $125,000 for the exercise of such options. Mrs. Raymond is the sister-in-law of Mr. Joseph Raymond, Jr., Chairman (at that time) and CEO of the Company.

COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000


NOTE D - FINANCINGS AND STOCKHOLDERS' EQUITY (Continued)

      On February 23, 2000, the Company also made a grant of 57,143 options, from the 1999 Consultants Stock Option Plan, to purchase common stock in the Company at $1.75 per share to Structure Management, Inc. Following the grant of such options, Structure Management, Inc. exercised its options and shares were issued. The Company received $100,000 for the exercise of these options. Mr. Jeffrey Raymond is a principal in Structure Management, Inc. and Mr. Raymond is the brother of Mr. Joseph Raymond, Jr., Chairman (at that time) and CEO of the Company.

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

      On June 15, 2000, Raintree Systems, Inc. exercised 40,000 options to purchase 40,000 shares of the Company's common stock at $0.01 per share.

      On July 26, 2000, the Board of Directors voted to reprice certain stock options as shown below. Mr. Raymond agreed to forfeit his rights to 50,000 vested options for the purchase of 50,000 shares of the Company's common stock at $1.50 per share in return for the lower exercise price on his remaining 50,000 vested options.

         1996 Stock Option Plan
                 Joseph J. Raymond         From $1.50 per share to $0.4375 per
                                           share on 50,000 shares

         1998 Outside Directors Stock Option Plan
                 Directors                 From $1.25 per share to $0.4375 per
                                           share on 52,500 shares

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

COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

NOTE E - CERTAIN RELATIONSHIPS AND TRANSACTIONS

      On March 23, 2000, and April 3, 2000, cwc.com, borrowed $300,000 and $250,000, respectively from DrAlt on an unsecured basis at a 9% interest rate for six (6) months. On the same dates, as additional consideration for the loans, the Company granted DrAlt five-year warrants to purchase 150,000 and 125,000 warrants respectively, to purchase shares of common stock of the Company at $2.00 per share. These notes were pursuant to a five-year services agreement made on March 7, 2000, by and between the Company, its subsidiary cwc.com and DrAlt whereby the parties would together provide alternative medicine information and products to practitioners and consumers through the Companies web site, www.completewellness.com. The Company, cwc.com and DrAlt had certain duties and compensation in the relationship based on their respective abilities and expertise. On March 7, 2000, the Company also signed a non-binding letter of intent to complete a tax-free merger with DrAlt. The Company would be the surviving entity and would issue to the shareholders of DrAlt, such number of fully paid and non-assessable shares of the Company's common stock as would result in the shareholders of DrAlt collectively owning immediately after the closing of such merger, fifty (50) percent of the common equity of the Company on a fully diluted basis except for any outstanding warrants. DrAlt shareholders would surrender their DrAlt shares to the Company at closing. There were significant contingencies involved in the agreement, including but not limited to completion of proper due diligence, conversion of the preferred shareholders to common shareholders, additional funding of the Company through a private placement and approval of the transaction by the shareholders of each company. The non-binding letter of intent and related services agreement with DrAlt were terminated on May 4, 2000.

NOTE F - CONTINGENCIES

      As of August 8, 2000, the Company is in default on the interest payments due related to the notes payable to DrAlt.com Corporation described above.

      As of August 8, 2000, the Company is in default on the payments due related to the note payable to Bowne Publishing Company.

      A plaintiff has penetrated the corporate boundary between the Integrated Medical Center and the Company, Complete Wellness Centers, Inc. The court awarded $147,292 for wages and damages with a subsequent award for related legal fees of $37,712 were rendered against us. We have appealed the decisions and have obtained a bond in the amount of $222,005 for satisfaction of the judgments, which is backed by an irrevocable letter of credit for $111,002, against which we have pledged a certificate of deposit of $111,002. The full amount of the judgment has been previously accrued for. In July 2000, the Company was informed it had lost the appeal and would be required to pay the judgment. On July 17, 2000, a petition was filed by the plaintiff seeking an award of an additional $62,200 in attorney's fees and $7,031 in costs for work surrounding the garnishments and appeal. No such award has been made at this time. The bonding company has been notified of the original verdict being upheld and will proceed accordingly with their duties and rights under the bond agreement, which will include seizure of the certificate of deposit pledged against the bond. Chances for success on subsequent appeal are very limited and the Company has chosen not to pursue the appeal process further.

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

COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

NOTE F - CONTINGENCIES - Continued

      The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 of rents and fees due under a sub-lease plus attorney's fees. The Company has settled the claim. The full amount of the settlement has been previously accrued in the Company's financial statements, however, the Company is in default of the payment agreement as of June 30, 2000.

      The Company was named in a lawsuit filed in Orange County, Florida on July 24, 2000 by Michael T. Brigante, former Chief Financial Officer of the Company, for alleged failure to pay $37,503 pursuant to a separation agreement between Mr. Brigante and the Company dated November 30, 1999. The full amount of the claim has been previously accrued in the Company's financial statements.

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

                     Independent Accountants' Review Report

The Board of Directors
Complete Wellness Centers, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Complete Wellness Centers, Inc. as of June 30, 2000, and the related condensed consolidated statement of operations, and condensed consolidated statement of cash flows for the three-month and six-month periods ended June 30, 2000. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               AMPER, POLITZINER & MATTIA P.A.


August 8, 2000
Edison, New Jersey

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

      As of June 30, 2000, the Company was managing 33 operational Integrated Medical Centers in 11 states. The Company also managed two Integrated Medical Centers in one state, which became inactive during the three months ended March 31, 2000. The operations of all the medical corporations are included in the consolidated financial statements of the Company. For the six months ended June 30, 2000, the Company, as a result of its medical operations, had revenues of $4,396,000.

RESULTS FROM OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

      Revenue. During the three and six months ended June 30, 2000 the Company had revenues of $2,077,000 and $4,396,000 respectively, as compared to $2,530,000 and $7,025,000 for the three and six months ended June 30, 1999. The decrease of $453,000 and $2,629,000, respectively was due to the discontinuance of contractual relationships with certain customers. The Company had 63 active Integrated Medical Centers under contract at June 30, 1999 compared to 33 at June 30, 2000. We and certain Integrated Medical Centers have mutually agreed to discontinue contractual obligations related to certain operations.

      Salary and Consulting Costs. During the three and six months ended June 30, 2000, the Company incurred salary and consulting costs of $352,000 and $960,000 respectively, as compared to $606,000 and $1,408,000 for the three and six months ended June 30, 1999. The decreases of $254,000 and $448,000 respectively, were primarily due to the reduction of personnel due to the consolidation of corporate operations after June 30, 1999 and the reduction in staffing at the corporate offices in June 2000.

      Management Fees and Bad Debt Expense. Contractually, the Company's patient accounts receivable balances at the Integrated Medical Centers and the cash expended by those centers affect the Company's remaining liability for management of the centers and the allowance for doubtful accounts. The accrued management fee and the allowance for doubtful accounts should be evaluated on a combined basis as an offset to gross patient accounts receivable to arrive at net collectible patient accounts receivable for the Company. During the three and six months ended June 30, 2000, the Company incurred combined management fees and bad debt expense of $2,545,000 and $4,335,000 respectively, as compared to $1,901,000 and $5,371,000 for the three and six months ended June 30, 1999. The management fees are paid to the affiliated chiropractors' administrative entities for managing the day-to-day operations of the Integrated Medical Centers. The combined management fees and bad debt expense should vary directly with revenue and gross patient accounts receivable. The combined provision was 122% and 99% of revenue for the three and six months ended June 30, 2000, respectively, compared to 75% and 76% for the three and six months ended June 30, 1999. Due to the Company's changes to existing customer's contractual arrangements, its cash flow difficulties and willingness to discount receivables in favor of cash, significant additional bad debt expense and related accounts receivable reserves have been recorded in the three months ended June 30, 2000. The combined accrued management fee liability combined with the allowance for doubtful accounts as a percentage of gross patient accounts receivable was 80% at June 30, 2000 and 73% at December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF

      Rent. During the three and six months ended June 30, 2000, the Company incurred rent expense of $10,000 and $21,000 respectively, as compared to $38,000 and $79,000 for the three and six months ended June 30, 1999. Rent consists of amounts incurred for administrative, medical office space and certain equipment leased by the Company at corporate headquarters and the medical clinics. The decreases of $28,000 and $58,000 respectively, were due primarily to the consolidation of corporate operations in mid-year 1999.

      General and Administrative. During the three and six months ended June 30, 2000, the Company incurred general and administrative expenses of $422,000 and $678,000 respectively, as compared to $661,000 and $928,000 for the three and six months ended June 30, 1999. The decreases of $239,000 and $250,000 were due primarily to reduction of costs from the consolidation of corporate operations, net of increased legal fees during the three and six months ended June 30, 2000 resulting from $127,000 in fees and legal costs associated with ongoing matters, financings and acquisitions.

      Depreciation and Amortization. During the three and six months ended June 30, 2000, the Company incurred depreciation and amortization expense of $22,000 and $44,000 respectively, as compared to $32,000 and $63,000 for the three and six months ended June 30, 1999. The decreases of $12,000 and $19,000 respectively, resulted from the previous write down of idle assets.

      Operating Loss. The consolidated operating losses of the Company were $1,274,000 and $1,647,000 for the three and six months ended June 30, 2000 respectively, compared to consolidated operating losses of $682,000 and $724,000 for the three and six months ended June 30, 1999. The losses resulted primarily from a 64% reduction in revenues derived from the closure or inactivity of 30 of 63 Integrated Medical Centers since June 30, 1999 coupled with fees and legal costs associated with ongoing matters, financings and acquisitions present during the three and six months ended June 30, 2000.

      Interest Expense. During the three and six months ended June 30, 2000, the Company had interest expense of $111,000 and $136,000 compared to $29,000 and $38,000 for the six months ended June 30, 1999. The increases of $82,000 and $98,000 resulted from the interest accrued on outstanding notes payable for each period, primarily the effective cost of the warrants issued along with the notes payable to DrAlt.com Corporation that originated in late March 2000.

      Interest Income. During the three and six months ended June 30, 2000, the Company had interest income of $1,000 and $2,000 respectively, as compared to $2,000 and $3,000 for the three and six months ended June 30, 1999. The decreases are from a lower amount of invested funds in 2000 compared to the same periods in 1999.

      Earnings Per Share. During the three and six months ended June 30, 2000, the Company had losses per share of $0.26 and $0.34 respectively, compared to $0.22 and $0.24 for the three and six months ended June 30, 1999. The number of shares outstanding increased 67% for both the three and six months ended June 30, 2000 compared to the same periods in 1999 due to conversions from preferred stock to common stock, stock option exercises, common stock issued as payment for debts and new shares issued in private placements after June 30, 1999. The weighted average shares outstanding on a basic and fully diluted basis for the three and six months ended June 30, 2000 were 5,407,000 and 5,196,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three and six months ended June 30, 2000, the Company had net losses of $1,383,000 and $1,780,000 respectively, as compared to net losses of $709,000 and $759,000 for the three and six months ended June 30, 1999. At June 30, 2000, the Company had negative working capital of $1,164,000 and an accumulated deficit of $20,978,000. Net cash used in operations for the three and six months ended June 30, 2000 were $318,000 and $806,000 respectively, as compared to $518,000 and $1,192,000 for the three and six months ended June 30, 1999. Negative cash flows are attributable primarily to net losses and increases in accounts receivable of $399,000 and decreases in accounts payable and other current liabilities of $397,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 when accounts receivable increased $1,485,000 and operating liabilities increased $199,000.

We are currently dependent on advances from investors to meet our day-to-day cash needs. Operating expenses have been reduced to a minimum level as of June 30, 2000. As a result, we must identify other sources of cash immediately in order to remain in business. Failure to immediately identify other sources of cash could result in insolvency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF

      On March 23, 2000, and April 3, 2000, cwc.com, borrowed $300,000 and $250,000, respectively from DrAlt on an unsecured basis at a 9% interest rate for six (6) months. On the same dates, as additional consideration for the loans, the Company granted DrAlt five-year warrants to purchase 150,000 and 125,000 warrants respectively, to purchase shares of common stock of the Company at $2.00 per share. These notes were pursuant to a five-year services agreement made on March 7, 2000, by and between the Company, its subsidiary cwc.com and DrAlt whereby the parties would together provide alternative medicine information and products to practitioners and consumers through the Companies web site, www.completewellness.com. The Company, cwc.com and DrAlt had certain duties and compensation in the relationship based on the respective abilities and expertise. On March 7, 2000, the Company also signed a non-binding letter of intent to complete a tax-free merger with DrAlt. The Company would be the surviving entity and would issue to the shareholders of DrAlt, such number of fully paid and non-assessable shares of the Company's common stock as would result in the shareholders of DrAlt collectively owning immediately after the closing of such merger, fifty (50) percent of the common equity of the Company on a fully diluted basis except for any outstanding warrants. DrAlt shareholders would surrender their DrAlt shares to the Company at closing. There were significant contingencies involved in the agreement, including but not limited to completion of proper due diligence, conversion of the preferred shareholders to common shareholders, additional funding of the Company through a private placement and approval of the transaction by the shareholders of each company. The non-binding letter of intent and related services agreement with DrAlt.com Corporation were terminated on May 4, 2000. The Company is in default of the required payment terms of the notes payable with DrAlt described herein as of August 8, 2000.

              The Company has entered into employment agreements with certain key employees. Each of the employment agreements requires the full-time services of the employees, are for specified periods of time and specify the compensation and termination terms. The agreements also contain covenants restricting the employees from engaging in any activities competitive with our business during the term of the agreement and for a period of one year thereafter, and prohibiting the employee from disclosing confidential information regarding our business. The Company has not met its obligations for cash payments under these agreements.

       The Company and its affiliates are involved in the following material legal proceedings:

              As of August 8, 2000, we or our affiliates currently have eight legal proceedings in various stages of litigation. Five of these actions involve suits brought by former employees or vendors of various Integrated Medical Centers or chiropractors' management companies, seeking recovery of monies allegedly owed for wages, goods or services rendered to the Integrated Medical Center or management company. We believe that two of these disputes are not material. We are defending all such actions and believe none is meritorious. One case has the plaintiff having penetrated the corporate boundary between the Integrated Medical Center and the Company, Complete Wellness Centers, Inc. The court awarded $147,292 for wages and damages with a subsequent award for related legal fees of $37,712 were rendered against us. We have appealed the decisions and have obtained a bond in the amount of $222,005 for satisfaction of the judgments, which is backed by an irrevocable letter of credit for $111,002, against which we have pledged a certificate of deposit of $111,002. The full amount of the judgment has been previously accrued for. In July 2000, the Company was informed it had lost the appeal and would be required to pay the judgment. On July 17, 2000, a petition was filed by the plaintiff seeking an award of an additional $62,200 in attorney's fees and $7,031 in costs for work surrounding the garnishments and appeal. No such award has been made at this time. The bonding company has been notified of the original verdict being upheld and will proceed accordingly with their duties and rights under the bond agreement, which will include seizure of the certificate of deposit pledged against the bond. Chances for success on subsequent appeal are very limited and the Company has chosen not to pursue the appeal process further.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

      The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 of rents and fees due under a sub-lease plus attorney's fees. The Company has settled the claim. The full amount of the settlement has been previously accrued in the Company's financial statements, however, the Company is in default of the payment agreement as of June 30, 2000 and subsequently.

      The Company was named in a lawsuit filed in Orange County, Florida on July 24, 2000 by Michael T. Brigante, former Chief Financial Officer of the Company, for alleged failure to pay $37,503 pursuant to a separation agreement between Mr. Brigante and the Company dated November 30, 1999. The full amount of the claim has been previously accrued in the Company's financial statements.

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

      The Company's common stock and warrants are listed on the NASDAQ SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999 or as of June 30, 2000. The Company received notification from the NASDAQ SmallCap Listing Qualifications Division for the purpose of deficiencies in the minimum listing requirements of the NASDAQ SmallCap Market. The Company formally responded to the inquiry, developed and submitted a plan and timeline through which such minimum requirement would be met. There can be no assurance that NASDAQ will allow the Company's shares to remain listed while it works to regain compliance. Consequently, the Company's shares could be delisted from the NASDAQ SmallCap Market at any time. In the event that the Company's shares are delisted from the NASDAQ SmallCap Market, they could continue to trade on the NASDAQ "Bulletin Board".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

PART II        OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

      The Company and its affiliates are involved in the following material legal proceedings:

      As of August 8, 2000, we or our affiliates currently have eight legal proceedings in various stages of litigation. Five of these actions involve suits brought by former employees or vendors of various Integrated Medical Centers or chiropractors' management companies, seeking recovery of monies allegedly owed for wages, goods or services rendered to the Integrated Medical Center or management company. We believe that two of these disputes are not material. We are defending all such actions and believe none is meritorious.

      In one case, the plaintiff penetrated the corporate boundary between the Integrated Medical Center and the Company, Complete Wellness Centers, Inc. The court awarded $147,292 for wages and damages with a subsequent award for related legal fees of $37,712 were rendered against us. We appealed the decisions and obtained a bond in the amount of $222,005 for satisfaction of the judgments, which is backed by an irrevocable letter of credit for $111,002, against which we have pledged a certificate of deposit of $111,002. The full amount of the judgment has been previously accrued for. In July 2000, the Company was informed it had lost the appeal and would be required to pay the judgment. On July 17, 2000, a petition was filed by the plaintiff seeking an award of an additional $62,200 in attorney's fees and $7,031 in costs for work surrounding the garnishments and appeal. No such award has been made at this time. The bonding company has been notified of the original verdict being upheld and will proceed accordingly with their duties and rights under the bond agreement, which will include seizure of the certificate of deposit pledged against the bond. Chances for success on subsequent appeal are very limited and the Company has chosen not to pursue the appeal process further.

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

      The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 of rents and fees due under a sub-lease plus attorney's fees. The Company has settled the claim. The full amount of the settlement has been previously accrued in the Company's financial statements, however, the Company is in default of the payment agreement as of June 30, 2000.

ITEM 1.           LEGAL PROCEEDINGS - Continued

      The Company was named in a lawsuit filed in Orange County, Florida on July 24, 2000 by Michael T. Brigante, former Chief Financial Officer of the Company, for alleged failure to pay $37,503 pursuant to a separation agreement between Mr. Brigante and the Company dated November 30, 1999. The full amount of the claim has been previously accrued in the Company's financial statements.

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

      From time to time in the course of Complete Wellness Centers carrying out its business, we encounter threatened litigation, none of which is presently considered to be material

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER INFORMATION
            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)   Exhibits filed: None
            (b)   Reports on Form 8-K
                    Form 8-K as filed on July 7, 2000

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Complete Wellness Centers, Inc.
Date: August 14, 2000      By  /s/ Joseph J. Raymond
                               -------------------------------
                           Joseph J. Raymond
                           Chief Financial Officer