Form 10QSB
period 2000-09-30
COMPLETE WELLNESS CENTERS INC
filed 2000-11-20
CIK 1022828

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB
                QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                  --------------------------------------------

                         Commission file number 0-22115

                  --------------------------------------------
                         COMPLETE WELLNESS CENTERS, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     52-1910135
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

State the number of shares outstanding of each of the issuer's classes of common equity, at September 30, 2000: 5,787,178 shares of Common Stock.

Transitional Small Business Disclosure Format (check one) Yes      No  X
                                                              ---     ---

                         COMPLETE WELLNESS CENTERS, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5   OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1 -- FINANCIAL STATEMENTS

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 September 30,            December 31,
                                                                    2000                      1999
                                                                   -----                      ----
                                                                 (Unaudited)               (Audited)
      ASSETS

Current Assets:
      Cash and cash equivalents                                  $     4,645              $   272,034
      Certificate of deposit, restricted                                                      111,002
      Patient receivables, net of allowance for
      doubtful accounts of $7,239,000 and
      $5,270,000 at September 30, 2000 and
      December 31, 1999, respectively                              2,285,321                5,485,901

      Prepaid expenses                                                29,167                   46,667
      Other assets                                                                              1,555
                                                                 -----------              -----------
Total current assets                                               2,319,133                5,917,159
Furniture and equipment, net                                         159,977                  225,978
Deposits                                                               1,400                    1,400
                                                                 -----------              -----------
Total assets                                                     $ 2,480,510              $ 6,144,537
                                                                 ===========              ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities:
      Current portion of notes payable                           $ 1,142,148              $   582,525
      Accounts payable and accrued expenses                        2,814,436                2,729,786
      Accrued management fees                                      2,035,268                2,573,463
                                                                 -----------              -----------
Total current liabilities                                          5,991,852                5,885,774
Note payable                                                         298,740                  314,475
Stockholders' equity/(deficit):
      Common Stock,$.0001665 par value per share
         50,000,000 shares authorized, 5,787,178 and
         4,881,149 shares issued and outstanding at
         September 30, 2000 and December 31, 1999,
         respectively                                                    963                      813
      Senior Convertible Preferred Stock, $.01 par
         value per share, 8% Cumulative, and 116,727
         and 121,107 shares issued and outstanding at
         September 30, 2000 and December 31, 1999,
         respectively                                                  1,167                    1,211
      Junior Convertible Preferred Stock, $.01 par
          value per share, 8% cumulative, 2,230
          and 2,071 shares issued and outstanding at
          September 30, 2000 and December 31, 1999,
          respectively                                                    22                       21
      Additional capital                                          19,922,312               18,838,475
      Accumulated deficit                                        (23,734,546)             (18,896,232)
                                                                 -----------              -----------
Total stockholders' deficit                                       (3,810,082)                 (55,712)
                                                                 -----------              -----------
Total liabilities and stockholders' equity/(deficit)             $ 2,480,510              $ 6,144,537
                                                                 ===========              ===========

Note: The Balance Sheet at December 31, 1999 has been extracted from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                             --------------------------------        ---------------------------------
                                                 2000               1999               2000                1999
                                             (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
Revenue:
     Operating income                        $     48,950        $  2,867,828        $  4,445,080        $ 10,008,641

                                             ------------        ------------        ------------        ------------
Total operating revenue                            48,950           2,867,828           4,445,080          10,008,641
Direct expenses:
     Salary and consulting costs                  275,348             858,032           1,235,575           2,265,984
     Management fees                                                1,669,780           2,776,132           6,278,904
     Cost of revenues                                                                                           7,178
     Rent                                           4,990              31,801              26,037             111,151
     Advertising and marketing                                          6,536               3,798              14,534
     Bad debt expense                           2,138,141             430,398           3,697,485           1,192,337
                                             ------------        ------------        ------------        ------------
Total direct expenses                           2,418,479           2,996,547           7,739,027           9,870,088
General and administrative                        144,341             576,098             822,432           1,504,074
Depreciation and amortization                      22,001              30,620              66,001              93,920
                                             ------------        ------------        ------------        ------------
Operating gain/loss                            (2,535,871)           (735,437)         (4,182,380)         (1,459,441)
Interest expense                                   75,432              12,683             211,535              51,008
Interest income                                         0                 643               2,347               3,643
                                             ------------        ------------        ------------        ------------
Net income/loss before income taxes            (2,611,303)           (747,477)         (4,391,568)         (1,506,806)
Income taxes
                                             ------------        ------------        ------------        ------------
Net income/loss after income taxes           $ (2,611,303)       $   (747,477)       $ (4,391,568)       $ (1,506,806)
                                             ============        ============        ============        ============

Income/loss per share - basic
                                             $      (0.45)       $      (0.19)       $      (0.83)       $      (0.44)
                                             ============        ============        ============        ============
                      - diluted              $      (0.45)       $      (0.19)       $      (0.83)       $      (0.44)
                                             ============        ============        ============        ============
Weighted avg. common shares - basic             5,756,178           3,951,250           5,283,089           3,462,404
                                             ============        ============        ============        ============
                      - diluted                 5,756,178           3,951,250           5,283,089           3,462,404
                                             ============        ============        ============        ============

See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                   --------------------------------
                                                                        2000              1999
                                                                   --------------------------------
                                                                     (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net income/loss                                                       ($4,391,568)      ($1,506,806)
Adjustments to reconcile net income/loss to net
     Cash used in operating activities:
     Allocated proceeds of debt issued                                    111,000                 0
     Depreciation and amortization                                         66,001            93,920
     Provision for bad debt                                             3,697,485         1,192,337
     Recognition of compensatory granting
          non-qualified stock options                                      49,228           109,209
     Recognition of the issuance of common
          stock warrants an options                                        95,826                 0
     Changes in operating assets and liabilities:
          Accounts receivables                                           (496,905)       (1,681,851)
          Other current assets                                             19,055           (17,496)
          Accounts payable and other current
              liabilities                                                (278,601)           39,268
                                                                   --------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,128,479)       (1,481,419)
INVESTING ACTIVITIES
Purchase of Equipment                                                                        (3,116)
Purchase of Certificate of Deposit                                                         (111,002)
Proceeds from Sale of Certificate of Deposit                              111,002
                                                                   --------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                     111,002          (114,118)
FINANCING ACTIVITIES
Payment of notes                                                          (31,112)          (23,000)
Proceeds from sale of common stock                                                        1,558,750
Proceeds from sale of stock options                                       225,200
Proceeds from notes payable                                               556,000           200,000
                                                                   --------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 750,088         1,735,750
                                                                   --------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH                                 (267,389)          140,213
EQUIVALENTS
Cash and cash equivalents at beginning of                                 272,034           444,963
year
                                                                   --------------     -------------
Cash and cash equivalents at end of period                         $        4,645     $     585,176
                                                                   ==============     =============

SUMMARY OF SUPPLEMENTARY CASH FLOWS DISCLOSURES:
Interest paid                                                                   0                 0
Income taxes paid                                                               0                 0
Significant non-cash transactions completed by the Company
during the nine months ended September 30, 2000 include the following:
Payment of preferred stock dividends with shares of preferred stock      $446,746
See notes to condensed consolidated financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE A - LIQUIDITY

         The consolidated financial statements of Complete Wellness Centers, Inc., (the "Company") have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 1999, the Company had recurring loss from operations of $2,805,000, and total stockholders' deficiency of $56,000. The current ratio at December 31, 1999 was
1.01. For the nine months ended September 30, 2000, the Company had recurring loss from operations of $4,392,000, and total stockholders' deficiency of $3,810,000. The current ratio at September 30, 2000 was 0.39.

         The Company has undergone significant restructuring of its operations to reduce overhead costs, has renegotiated many of its contractual relationships with its current customers and is attempting to renegotiate new agreements with 31 customers. As has been the Company's practice, as certain contractual relationships cease to be honored, such lack of ability to control the operations of the customer have been reflected in the financial statements herein with adjusted for proper reflection in the consolidated financial statements. During the three months ended September 30, 2000, the Company and the Integrated Medical Centers reached mutual agreements to terminate ownership of the operational Integrated Medical Centers it was managing. The operations of all the medical corporations are included in the consolidated financial statements of the Company until the point of contractual termination. Concurrent with signing termination agreements, fifteen clinics agreed to new consulting agreements with the Company. The revenues from these consulting contracts and the related costs are included in the operating results for the three and nine months ended September 30, 2000.

         It is the Company's plan to seek relief from its creditors through debt forgiveness and/or long-term payment plans as the Company cannot meet its current obligations. Unless and until such relief is obtained, additional capital infusion from investors will be unlikely. Agreements have been made with substantially all of the creditors, however, the effect of such relief is not reflected in these financial statements as the agreements have not been consummated. As of October 24, 2000, the accounts receivable of the Company were assigned to its secured creditors, Wexford Spectrum Investors, LLC and Imprimis Investors, LLC, pursuant to their lien against those receivables.

         On September 27, 2000, the Company announced that it had entered into a binding letter of intent to merge with Cyfit.com, Inc. ("Cyfit"), a private Delaware corporation, in a tax-free exchange of shares. Cyfit is in the business of interactive health and fitness emphasizing a healthy lifestyle based on exercise, nutrition, weight management, wellness and sports training that is delivered through multiple distribution channels. For more information about Cyfit, please visit its web site at WWW.CYFIT.COM. The merger is subject to, among other things, preparation of definitive agreements, completion of due diligence reviews, restructuring of debt and equity and approval by the companies' shareholders at special meetings to be held in late December 2000 or early January 2001, when the merger is expected to close. After closing, Complete Wellness Centers will be the surviving entity and will then change its name to Cyfit, Inc. Management believes the joining of CWC and Cyfit provides the operating environment for the new entity to deliver a complete wellness package to its members and constituents through existing channels and future distribution methods. CWC also announced that, in connection with the merger, the investment-banking firm of Hornblower & Weeks, Inc. has made a firm commitment to underwrite an equity offering of a minimum of $4,000,000 and a maximum of $9,000,000. The merger, including the contemplated restructuring of debt and equity, and the related investment banking commitment are two of the steps the Company is taking to strengthen its business and financial position and condition in order to enhance shareholder value.

         As of September 30, 2000, the Company's common stock and warrants were listed on the NASDAQ SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999 or as of September 30, 2000. On October 27, 2000 the Company was notified by The NASDAQ that its shares had been delisted on the Small Cap Market effective with the opening of business Monday, October 30, 2000. The Company had sought additional time to effect its plan to regain compliance with the NASDAQ's listing requirements. The NASDAQ Review Panel was unwilling to grant the Company additional time to remedy the $1.00 minimum bid price deficiency based on the fact that it was tied to the consummation of the proposed merger with Cyfit. The Panel also believed that the Company's plan to regain compliance with the $2,000,000 net tangible assets requirement by means of consummating the proposed merger with Cyfit is not yet definitive in nature and will require significant time to implement.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE A - LIQUIDITY (continued)

The NASDAQ letter stated that the review panel is of the opinion that the previously announced proposed merger with Cyfit will result in a change of control, a change in financial structure, and possibly a change in business, thereby requiring the post-merger entity to immediately satisfy the initial inclusion requirements upon consummation of the merger. An exemption has been granted to permit a broker-dealer to publish in, or submit for publication in, a quotation medium, quotations for the Company's securities. The Company's securities can be found under the symbols CMWL.OB and CMWLW.OB on the OTC Bulletin Board.

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB dated March 28, 2000, for the period ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE C - NET INCOME/(LOSS) PER SHARE

         The Company's net income/(loss) per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission (SEC) staff accounting bulletin No. 98, the Company considers all potentially dilutive securities issued for nominal consideration prior to the Company's initial public offering as outstanding for all periods presented. Other shares issuable upon the exercise of stock options or conversion of the 8% Senior Convertible Preferred Stock (the "Senior Convertible Preferred Stock") or conversion of the 8% Junior Convertible Preferred Stock (the "Junior Convertible Preferred Stock") have been excluded from the computation because the effect of their inclusion would be anti-dilutive for September 30, 1999 and 2000.

         The following table sets forth the computation of basic loss per share:

                                           Three Months Ended                    Nine Months Ended
                                    September 30,     September 30,     September 30,      September 30,
                                         2000             1999              2000               1999
                                         ----             ----              ----               -----
Net Income/(Loss)                    ($2,611,303)    ($  747,477)      ($4,391,568)        ($1,506,806)
Weighted avg. shares outstanding -
Basic                                  5,756,178       3,951,250         5,283,089           3,462,404
Incremental shares under stock                 0               0                 0                   0
option plans
Conversion of 8% Senior                        0               0                 0                   0
Convertible Preferred Stock
Conversion of 8% Junior                        0               0                 0                   0
Convertible Preferred Stock
Weighted average shares
outstanding - diluted                  5,756,178       3,951,250         5,283,089           3,462,404
Basic income/(loss) per share        ($     0.45)    ($     0.19)      ($     0.83)        ($     0.44)

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE D - FINANCINGS AND STOCKHOLDERS' EQUITY

         On July 14, 1999, we entered into a Separation and Release Agreement with Eric S. Kaplan, our former president , chief operating officer and director, made effective as of July 21, 1999. In return and as consideration of Mr. Kaplan's resignation and release of the Company from all employment claims or actions, we agreed to: (i) indemnify him for actions taken by the Company or by him as an officer or director of the Company; (ii) continue liability coverage for as long as the applicable statute of limitations of claims shall run; (iii) transfer to him $200,000 in market value of the Company's common stock at a rate of 5,000 shares per month through stock issuances or stock option grants; (iv) reimburse a portion of his attorney fees in the amount of $6,000; and (v) pay him the sum of $10,000 in cash. We accelerated the vesting of the remaining options during the three months ended March 31, 2000. Subsequently, Dr. Kaplan exercised an aggregate of 60,000 options, the value of which was recorded as compensation expense. As final settlement of the remaining amounts owed Dr. Kaplan under this Agreement, on August 4, 2000, Dr. Kaplan was granted 62,000 options from two of the Company's stock option plans to purchase 62,000 shares of the Company's common stock at $0.01 per share and Dr. Kaplan also accepted a non-interest bearing promissory note from the Company for $19,000. Dr. Kaplan exercised these options upon receipt.

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

         On January 4, 2000, the Company made a grant to Mrs. Joan Raymond of 100,000 options to purchase common stock in the Company, pursuant to the 1996 Stock Option Plan, at $1.25 per share. Following the grant of such options, Mrs. Raymond exercised those options and shares were issued. The Company received $125,000 for the exercise of such options. Mrs. Raymond is the sister-in-law of Mr. Joseph Raymond, Jr., Chairman and CEO (at that time) of the Company.

         On February 23, 2000, the Company also made a grant of 57,143 options, from the 1999 Consultants Stock Option Plan, to purchase common stock in the Company at $1.75 per share to Structure Management, Inc. Following the grant of such options, Structure Management, Inc. exercised its options and shares were issued. The Company received $100,000 for the exercise of these options. Mr. Jeffrey Raymond is a principal in Structure Management, Inc. and Mr. Raymond is the brother of Mr. Joseph Raymond, Jr., Chairman and CEO (at that time) of the Company.

         On March 23, 2000, Completewellness.com, Inc. ("cwc.com"), a wholly owned subsidiary of the Company received $300,000 from DrAlt.com Corporation ("DrAlt"). The loan carries a 9% interest rate and is payable in full on September 23, 2000. In addition, DrAlt was awarded five-year warrants to purchase 150,000 shares of common stock of Complete Wellness Centers, Inc. at $2.00 per share.

         On April 3, 2000, cwc.com received $250,000 from DrAlt. The loan carries a 9% interest rate is payable in full on October 3, 2000. In addition, DrAlt was awarded five-year warrants to purchase 125,000 shares of common stock of Complete Wellness Centers, Inc. at $2.00 per share.

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

         1996 Stock Option Plan

                  Joseph J. Raymond, Jr.    From $1.50 per share to $0.4375 per
                                            share on 50,000 shares

         1998 Outside Directors Stock Option Plan

                  Directors                 From $1.25 per share to $0.4375 per
                                            share on 52,500 shares

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000

 NOTE D - FINANCINGS AND STOCKHOLDERS' EQUITY (continued)

         On September 26, 2000, the Board of Directors voted to reprice 125,000 additional stock options at prices ranging from $1.50 to $3.38 per share to $0.5625 per share. The Company recorded compensation expense for the difference between the new grant price and the closing market price on September 30, 2000 of $49,228 in the three months ended September 30, 2000.

         As of September 30, 2000, the Company's common stock and warrants were listed on the NASDAQ SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999 or as of September 30, 2000. On October 27, 2000 the Company was notified by The NASDAQ that its shares had been delisted on the Small Cap Market effective with the opening of business Monday, October 30, 2000. The Company had sought additional time to effect its plan to regain compliance with the NASDAQ's listing requirements. The NASDAQ Review Panel was unwilling to grant the Company additional time to remedy the $1.00 minimum bid price deficiency based on the fact that it was tied to the consummation of the proposed merger with Cyfit. The Panel also believed that the Company's plan to regain compliance with the $2,000,000 net tangible assets requirement by means of consummating the proposed merger with Cyfit is not yet definitive in nature and will require significant time to implement. The NASDAQ letter stated that the review panel is of the opinion that the previously announced proposed merger with Cyfit will result in a change of control, a change in financial structure, and possibly a change in business, thereby requiring the post-merger entity to immediately satisfy the initial inclusion requirements upon consummation of the merger. An exemption has been granted to permit a broker-dealer to publish in, or submit for publication in, a quotation medium, quotations for the Company's securities. The Company's securities can be found under the symbols CMWL.OB and CMWLW.OB on the OTC Bulletin Board.

NOTE E - CERTAIN RELATIONSHIPS AND TRANSACTIONS

         On March 23, 2000, and April 3, 2000, cwc.com, a subsidiary of the Company, borrowed $300,000 and $250,000, respectively from DrAlt.com Corporation ("DrAlt") on an unsecured basis at a 9% interest rate for six (6) months. On the same dates, as additional consideration for the loans, the Company granted DrAlt five-year warrants to purchase 150,000 and 125,000 warrants respectively, to purchase shares of common stock of the Company at $2.00 per share. These notes were pursuant to a five-year services agreement made on March 7, 2000, by and between the Company, its subsidiary cwc.com and DrAlt whereby the parties would together provide alternative medicine information and products to practitioners and consumers through the Companies web site, WWW.COMPLETEWELLNESS.COM. The Company, cwc.com and DrAlt had certain duties and compensation in the relationship based on their respective abilities and expertise. On March 7, 2000, the Company also signed a non-binding letter of intent to complete a tax-free merger with DrAlt. The Company would be the surviving entity and would issue to the shareholders of DrAlt, such number of fully paid and non-assessable shares of the Company's common stock as would result in the shareholders of DrAlt collectively owning immediately after the closing of such merger, fifty
(50) percent of the common equity of the Company on a fully diluted basis except for any outstanding warrants. DrAlt shareholders would surrender their DrAlt shares to the Company at closing. There were significant contingencies involved in the agreement, including but not limited to completion of proper due diligence, conversion of the preferred shareholders to common shareholders, additional funding of the Company through a private placement and approval of the transaction by the shareholders of each company. The non-binding letter of intent and related services agreement with DrAlt were terminated on May 4, 2000.

NOTE F - CONTINGENCIES

         As of August 8, 2000, the Company is in default on the interest payments due related to the notes payable to DrAlt.com Corporation described above and is in default on the payments due related to the note payable to Bowne Publishing Company.

         As of November 15, 2000, we or our affiliates currently have nine legal proceedings in various stages of litigation. Two of these actions involve suits brought by former employees seeking recovery of monies allegedly owed for wages and fringe benefits. Two of these actions involve suits brought by a former employee of an Integrated Medical Centers seeking recovery of monies allegedly owed for wages and a vendor of an Integrated Medical Center seeking monies allegedly owed for goods or services. We believe that two of these disputes are not material.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE F - CONTINGENCIES (continued)

         A plaintiff penetrated the corporate boundary between the Integrated Medical Center and the Company, Complete Wellness Centers, Inc. The Court awarded $147,292 for wages and damages with a subsequent award for related legal fees of $37,712 were rendered against us. We appealed the decisions and obtained a bond in the amount of $222,005 for satisfaction of the judgments, which was backed by an irrevocable letter of credit for $111,002, against which we pledged a certificate of deposit of $111,002. The full amount of the judgment had been previously accrued for. In July 2000, the Company was informed it had lost the appeal and would be required to pay the judgment. On July 17, 2000, a petition was filed by the plaintiff seeking an award of an additional $62,200 in attorney's fees and $7,031 in costs for work surrounding the garnishments and appeal. On October 4, 2000, the Court awarded $43,331 in attorney's fees and costs for work surrounding the garnishments and appeal. The bonding company was notified of the original verdict being upheld and proceeded accordingly with their duties and rights under the bond agreement, which included seizure of the certificate of deposit pledged against the bond.

         The Company was named in a lawsuit filed in Orange County, Florida on July 24, 2000 by Michael T. Brigante, former Chief Financial Officer of the Company, for alleged failure to pay $37,503 pursuant to a separation agreement between Mr. Brigante and the Company dated November 30, 1999. The full amount of the claim has been previously accrued in the Company's financial statements.

         In July 1999, Complete Wellness Weight Management, Inc., a wholly owned subsidiary, filed for Chapter 7 bankruptcy protection. An initial hearing of the creditors was held and one creditor appeared to be heard on September 29, 1999. There is one suit pending in New York State related to a landlord claim under the bankruptcy, which we are defending.

         The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 in rent and fees due under a sub-lease plus attorney's fees. The Company has settled the claim by way of a consent judgment. The full amount of the settlement has been previously accrued in the Company's financial statements, however, the Company is in default of the payment agreement as of June 30, 2000 and subsequently.

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

         On October 9, 2000, Deborah Green, an attorney who was retained by Complete Wellness Centers, Inc. to perform work and services as the Company's attorney filed suit in Orlando, Orange County, Florida seeking $107,698.75 plus interest, attorney's fees and costs allegedly due her for legal services performed between August of 1996 and May of 1997. The Company attempted to resolve Ms. Green's claim early in 2000 by way of an issuance of authorized but previously unissued shares of common stock of the Company with a contingency that the stock would be registered by September 30, 2000 or the Company would repurchase the shares. The Company was unable to register the stock by September 30, 2000 and is not in the position to repurchase the shares. The full amount of this claim has been previously accrued in the Company's financial statements.

                COMPLETE WELLNESS CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE F - CONTINGENCIES (continued)

         On November 12, 1999, C. Thomas McMillen, our former Chairman and Chief Executive Officer filed suit in Superior Court for the District of Columbia seeking damages resulting from the termination of his employment agreement with us. Mr. McMillen alleges that we breached our employment contract with him and that we breached a covenant of good faith and fair dealing, which the suit alleges was implied in the agreement. He seeks salary, vacation, bonus pool, stock options, office space, secretarial support, cellular phone and benefits including health insurance from the date of termination, February 18, 1999, through August 31, 2000. He seeks judgment in the amount of $500,000 plus pre-judgment interest, the costs of his suit, attorney's fees and any further relief that the court deems just and proper. In addition to defending this action, we filed a counterclaim seeking judgment for damages and costs. On September 26, 2000, Complete Wellness Centers, Inc. and Mr. McMillen entered into an agreement whereby Mr. McMillen dismissed his suit against the Company in exchange for the transfer of 266,736 ten-year warrants to purchase 266,736 common shares of Webhealthy, Inc. (formerly Optimum Health Services) owned by the Company.

         From time to time in the course of Complete Wellness Centers carrying out its business, we encounter threatened litigation, none of which is presently considered to be material.

                     Independent Accountants' Review Report

The Board of Directors
Complete Wellness Centers, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Complete Wellness Centers, Inc. as of September 30, 2000, and the related condensed consolidated statement of operations, and condensed consolidated statement of cash flows for the three-month and nine-month periods ended September 30, 2000. These financial statements are the responsibility of the company's management.

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


November 20, 2000
Edison, New Jersey

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

         The Company has undergone significant restructuring of its operations to reduce overhead costs, has renegotiated many of its contractual relationships with its current customers and is attempting to renegotiate new agreements with 31 customers. As has been the Company's practice, as certain contractual relationships cease to be honored, such lack of ability to control the operations of the customer have been reflected in the financial statements herein with adjusted for proper reflection in the consolidated financial statements. During the three months ended September 30, 2000, the Company and the Integrated Medical Centers reached mutual agreements to terminate ownership of the operational Integrated Medical Centers it was managing. The operations of all the medical corporations are included in the consolidated financial statements of the Company until the point of contractual termination. Concurrent with signing termination agreements, fifteen clinics agreed to new consulting agreements with the Company. The revenues from these consulting contracts and the related costs are included in the operating results for the three and nine months ended September 30, 2000.

         It is the Company's plan to seek relief from its creditors through debt forgiveness and/or long-term payment plans as the Company cannot meet its current obligations. Unless and until such relief is obtained, additional capital infusion from investors will be unlikely. Agreements have been made with substantially all of the creditors; however, the effect of such relief is not reflected in these financial statements as the agreements have not been consummated. As of October 24, 2000, the accounts receivable of the Company were assigned to its secured creditors, Wexford Spectrum Investors, LLC and Imprimis Investors, LLC, pursuant to their lien against those receivables.


         On September 27, 2000, the Company announced that it had entered into a binding letter of intent to merge with Cyfit.com, Inc. ("Cyfit"), a private Delaware corporation, in a tax-free exchange of shares. Cyfit is in the business of interactive health and fitness emphasizing a healthy lifestyle based on exercise, nutrition, weight management, wellness and sports training that is delivered through multiple distribution channels. For more information about Cyfit, please visit its web site at WWW.CYFIT.COM. The merger is subject to, among other things, preparation of definitive agreements, completion of due diligence reviews, restructuring of debt and equity and approval by the companies' shareholders at special meetings to be held in late December 2000 or early January 2001, when the merger is expected to close. After closing, Complete Wellness Centers will be the surviving entity and will then change its name to Cyfit, Inc. Management believes the joining of CWC and Cyfit provides the operating environment for the new entity to deliver a complete wellness package to its members and constituents through existing channels and future distribution methods. CWC also announced that, in connection with the merger, the investment-banking firm of Hornblower & Weeks, Inc. has made a firm commitment to underwrite an equity offering of a minimum of $4,000,000 and a maximum of $9,000,000. The merger, including the contemplated restructuring of debt and equity, and the related investment banking commitment are two of the steps the Company is taking to strengthen its business and financial position and condition in order to enhance shareholder value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL (continued)

         As of September 30, 2000, the Company's common stock and warrants were listed on the NASDAQ SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999 or as of September 30, 2000. On October 27, 2000 the Company was notified by The NASDAQ that its shares had been delisted on the Small Cap Market effective with the opening of business Monday, October 30, 2000. The Company had sought additional time to effect its plan to regain compliance with the NASDAQ's listing requirements. The NASDAQ Review Panel was unwilling to grant the Company additional time to remedy the $1.00 minimum bid price deficiency based on the fact that it was tied to the consummation of the proposed merger with Cyfit. The Panel also believed that the Company's plan to regain compliance with the $2,000,000 net tangible assets requirement by means of consummating the proposed merger with Cyfit is not yet definitive in nature and will require significant time to implement.

The NASDAQ letter stated that the review panel is of the opinion that the previously announced proposed merger with Cyfit will result in a change of control, a change in financial structure, and possibly a change in business, thereby requiring the post-merger entity to immediately satisfy the initial inclusion requirements upon consummation of the merger. An exemption has been granted to permit a broker-dealer to publish in, or submit for publication in, a quotation medium, quotations for the Company's securities. The Company's securities can be found under the symbols CMWL.OB and CMWLW.OB on the OTC Bulletin Board.

RESULTS FROM OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue. During the three and nine months ended September 30, 2000 the Company had revenues of $49,000 and $4,445,000 respectively, as compared to $2,868,000 and $10,009,000 for the three and nine months ended September 30, 1999. The decreases of $2,819,000 and $5,564,000, respectively were due to the discontinuance of contractual relationships with certain customers. The Company had 63 active Integrated Medical Centers under contract at September 30, 1999 compared to 33 at June 30, 2000. After June 30, 2000, fifteen clinics agreed to new consulting agreements with the Company providing for monthly consulting services only.

         Salary and Consulting Costs. During the three and nine months ended September 30, 2000, the Company incurred salary and consulting costs of $275,000 and $1,236,000 respectively, as compared to $858,000 and $2,266,000 for the three and nine months ended September 30, 1999. The decreases of $583,000 and $1,030,000 respectively, were primarily due to the reduction of personnel due to the consolidation of corporate operations after September 30, 1999 and the reduction in staffing at the corporate offices in June 2000.

         Management Fees and Bad Debt Expense. Contractually, the Company's patient accounts receivable balances at the Integrated Medical Centers and the cash expended by those centers affect the Company's remaining liability for management of the centers and the allowance for doubtful accounts. As these agreements have been terminated at various dates during the year, coupled with the Company's inability to exercise control over the remaining Integrated Medical Centers, the receivables and related management fees payable have been written off, resulting in a charge to bad debt expense of $2,138,000 for the three months ended September 30, 2000. The accrued management fee and the allowance for doubtful accounts should be evaluated on a combined basis as an offset to gross patient accounts receivable to arrive at net collectible patient accounts receivable for the Company. During the three and nine months ended September 30, 2000, the Company incurred combined management fees and bad debt expense of $2,138,000 and $6,474,000 respectively, as compared to $2,100,000 and $7,471,000 for the three and nine months ended September 30, 1999. The management fees are paid to the affiliated chiropractors' administrative entities for managing the day-to-day operations of the Integrated Medical Centers. The combined management fees and bad debt expense should vary directly with revenue and gross patient accounts receivable. The combined provision was 4,363% and 146% of revenue for the three and nine months ended September 30, 2000, respectively, compared to 73% and 75% for the three and nine months ended September 30, 1999. Due to the Company's changes to existing customer's contractual arrangements, its cash flow difficulties and willingness to discount receivables in favor of cash, significant

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

additional bad debt expense and related accounts receivable reserves have been recorded in the three months ended September 30, 2000. The combined accrued management fee liability combined with the allowance for doubtful accounts as a percentage of gross patient accounts receivable was 97% at September 30, 2000 and 73% at December 31, 1999. As of October 24, 2000, the accounts receivable of the Company were assigned to its secured creditors, Wexford Spectrum Investors, LLC and Imprimis Investors, LLC, pursuant to their lien against those receivables.

         Rent. During the three and nine months ended September 30, 2000, the Company incurred rent expense of $5,000 and $26,000 respectively, as compared to $32,000 and $111,000 for the three and nine months ended September 30, 1999. Rent consists of amounts incurred for administrative, medical office space and certain equipment leased by the Company at corporate headquarters and the medical clinics. The decreases of $27,000 and $85,000 respectively, were due primarily to the consolidation of corporate operations in mid-year 1999.

         General and Administrative. During the three and nine months ended September 30, 2000, the Company incurred general and administrative expenses of $144,000 and $822,000 respectively, as compared to $576,000 and $1,504,000 for the three and nine months ended September 30, 1999. The decreases of $432,000 and $682,000 were due primarily to reduction of costs from the consolidation and discontinuation of corporate operations.

         Depreciation and Amortization. During the three and nine months ended September 30, 2000, the Company incurred depreciation and amortization expense of $22,000 and $66,000 respectively, as compared to $31,000 and $94,000 for the three and nine months ended September 30, 1999. The decreases of $9,000 and $28,000 respectively, resulted from the previous write down of idle assets.

         Operating Loss. The consolidated operating losses of the Company were $2,611,000 and $4,392,000 for the three and nine months ended September 30, 2000 respectively, compared to consolidated operating losses of $747,000 and $1,507,000 for the three and nine months ended September 30, 1999. The losses resulted primarily from a 56% reduction in revenues derived from the termination of the operating contracts with the active Integrated Medical Centers from September 30, 1999 through the various termination dates in 2000, coupled with fees and legal costs associated with ongoing matters, financings and acquisitions present during the three and nine months ended September 30, 2000.

         Interest Expense. During the three and nine months ended September 30, 2000, the Company had interest expense of $75,000 and $212,000 compared to $13,000 and $51,000 for the nine months ended September 30, 1999. The increases of $62,000 and $161,000 resulted from the interest accrued on outstanding notes payable for each period, primarily the effective cost of the warrants issued along with the notes payable to DrAlt.com Corporation that originated in late March 2000.

         Interest Income. During the three and nine months ended September 30, 2000, the Company had interest income of $0 and $2,000 respectively, as compared to $643 and $4,000 for the three and nine months ended September 30, 1999. The decreases are from a lower amount of invested funds in 2000 compared to the same periods in 1999.

         Earnings Per Share. During the three and nine months ended September 30, 2000, the Company had losses per share of $0.45 and $0.83 respectively, compared to $0.19 and $0.44 for the three and nine months ended September 30, 1999. The number of shares outstanding increased 46% for the three months and 53% for the nine months ended September 30, 2000, respectively compared to the same periods in 1999 due to the conversions of preferred stock to common stock, stock option exercises, common stock issued as payment for debts and new shares issued in private placements after September 30, 1999. The weighted average shares outstanding on a basic and fully diluted basis for the three and nine months ended September 30, 2000 were 5,756,000 and 5,283,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses, negative cash flow from operations and an accumulated deficit since its inception. For the three and nine months ended September 30, 2000, the Company had net losses of $2,611,000 and $4,392,000 respectively, as compared to net losses of $747,000 and $1,507,000 for the three and nine months ended September 30, 1999. At September 30, 2000, the Company had negative working capital of $3,673,000 and an accumulated deficit of $23,735,000. Net cash used in operations for the nine months ended September 30, 2000 was $1,128,000 compared to $1,481,000 for the nine months ended September 30, 1999. Negative cash flows are attributable primarily to net losses and decreases in accounts receivable of $497,000, net of the increased provision for bad debts of $3,697,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 when accounts receivable increased $1,682,000 and operating liabilities increased $39,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES (continued)

         It is the Company's plan to seek relief from its creditors through debt forgiveness and/or long-term payment plans as the Company cannot meet its current obligations. Unless and until such relief is obtained, additional capital infusion from investors will be unlikely. Agreements have been made with substantially all of the creditors, however, the effect of such relief is not reflected in these financial statements as the agreements have not been consummated. As of October 24, 2000, the accounts receivable of the Company were assigned to its secured creditors, Wexford Spectrum Investors, LLC and Imprimis Investors, LLC, pursuant to their lien against those receivables.

         On September 27, 2000, the Company announced that it had entered into a binding letter of intent to merge with Cyfit.com, Inc. ("Cyfit"), a private Delaware corporation, in a tax-free exchange of shares. Cyfit is in the business of interactive health and fitness emphasizing a healthy lifestyle based on exercise, nutrition, weight management, wellness and sports training that is delivered through multiple distribution channels. For more information about Cyfit, please visit its web site at WWW.CYFIT.COM. The merger is subject to, among other things, preparation of definitive agreements, completion of due diligence reviews, restructuring of debt and equity and approval by the companies' shareholders at special meetings to be held in late December 2000 or early January 2001, when the merger is expected to close. After closing, Complete Wellness Centers will be the surviving entity and will then change its name to Cyfit, Inc. Management believes the joining of CWC and Cyfit provides the operating environment for the new entity to deliver a complete wellness package to its members and constituents through existing channels and future distribution methods. CWC also announced that, in connection with the merger, the investment- banking firm of Hornblower & Weeks, Inc. has made a firm commitment to underwrite an equity offering of a minimum of $4,000,000 and a maximum of $9,000,000. The merger, including the contemplated restructuring of debt and equity, and the related investment banking commitment are two of the steps the Company is taking to strengthen its business and financial position and condition in order to enhance shareholder value.

         As of September 30, 2000, the Company's common stock and warrants were listed on the NASDAQ SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999 or as of September 30, 2000. On October 27, 2000 the Company was notified by The NASDAQ that its shares had been delisted on the Small Cap Market effective with the opening of business Monday, October 30, 2000. The Company had sought additional time to effect its plan to regain compliance with the NASDAQ's listing requirements. The NASDAQ Review Panel was unwilling to grant the Company additional time to remedy the $1.00 minimum bid price deficiency based on the fact that it was tied to the consummation of the proposed merger with Cyfit. The Panel also believed that the Company's plan to regain compliance with the $2,000,000 net tangible assets requirement by means of consummating the proposed merger with Cyfit is not yet definitive in nature and will require significant time to implement. The NASDAQ letter stated that the review panel is of the opinion that the previously announced proposed merger with Cyfit will result in a change of control, a change in financial structure, and possibly a change in business, thereby requiring the post-merger entity to immediately satisfy the initial inclusion requirements upon consummation of the merger. An exemption has been granted to permit a broker-dealer to publish in, or submit for publication in, a quotation medium, quotations for the Company's securities. The Company's securities can be found under the symbols CMWL.OB and CMWLW.OB on the OTC Bulletin Board.

         We are currently dependent on advances from investors to meet our day-to-day cash needs. Operating expenses have been reduced to a minimum level as of September 30, 2000. As a result, we must identify other sources of cash immediately in order to remain in business. Failure to immediately identify other sources of cash could result in insolvency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES (continued)

         On March 23, 2000, and April 3, 2000, cwc.com, borrowed $300,000 and $250,000, respectively from DrAlt on an unsecured basis at a 9% interest rate for six (6) months. On the same dates, as additional consideration for the loans, the Company granted DrAlt five-year warrants to purchase 150,000 and 125,000 warrants respectively, to purchase shares of common stock of the Company at $2.00 per share. These notes were pursuant to a five-year services agreement made on March 7, 2000, by and between the Company, its subsidiary cwc.com and DrAlt whereby the parties would together provide alternative medicine information and products to practitioners and consumers through the Company's web site, WWW.COMPLETEWELLNESS.COM. The Company, cwc.com and DrAlt had certain duties and compensation in the relationship based on the respective abilities and expertise. On March 7, 2000, the Company also signed a non-binding letter of intent to complete a tax-free merger with DrAlt. The Company would be the surviving entity and would issue to the shareholders of DrAlt, such number of fully paid and non-assessable shares of the Company's common stock as would result in the shareholders of DrAlt collectively owning immediately after the closing of such merger, fifty (50) percent of the common equity of the Company on a fully diluted basis except for any outstanding warrants. DrAlt shareholders would surrender their DrAlt shares to the Company at closing. There were significant contingencies involved in the agreement, including but not limited to completion of proper due diligence, conversion of the preferred shareholders to common shareholders, additional funding of the Company through a private placement and approval of the transaction by the shareholders of each company. The non-binding letter of intent and related services agreement with DrAlt.com Corporation were terminated on May 4, 2000. The Company is in default of the required payment terms of the notes payable with DrAlt described herein as of August 8, 2000.

         The Company has entered into employment agreements with certain key employees. Each of the employment agreements requires the full-time services of the employees, are for specified periods of time and specify the compensation and termination terms. The agreements also contain covenants restricting the employees from engaging in any activities competitive with our business during the term of the agreement and for a period of one year thereafter, and prohibiting the employee from disclosing confidential information regarding our business. The Company has not met its obligations for cash payments under these agreements. As of September 29, 2000, all of the Company's officers and personnel had resigned. On September 26, 2000, the Board of Directors appointed Mr. E. Eugene Sharer, a director, to the positions of Interim President and Chief Financial Officer.

         The Company and its affiliates are involved in the following material legal proceedings:

         As of November 15, 2000, we or our affiliates currently have nine legal proceedings in various stages of litigation. Two of these actions involve suits brought by former employees seeking recovery of monies allegedly owed for wages and fringe benefits. Two of these actions involve suits brought by a former employee of an Integrated Medical Centers seeking recovery of monies allegedly owed for wages and a vendor of an Integrated Medical Center seeking monies allegedly owed for goods or services. We believe that two of these disputes are not material.

         A plaintiff penetrated the corporate boundary between the Integrated Medical Center and the Company, Complete Wellness Centers, Inc. The Court awarded $147,292 for wages and damages with a subsequent award for related legal fees of $37,712 were rendered against us. We appealed the decisions and obtained a bond in the amount of $222,005 for satisfaction of the judgments, which was backed by an irrevocable letter of credit for $111,002, against which we pledged a certificate of deposit of $111,002. The full amount of the judgment had been previously accrued for. In July 2000, the Company was informed it had lost the appeal and would be required to pay the judgment. On July 17, 2000, a petition was filed by the plaintiff seeking an award of an additional $62,200 in attorney's fees and $7,031 in costs for work surrounding the garnishments and appeal. On October 4, 2000, the Court awarded $43,331.00 in attorney's fees and costs for work surrounding the garnishments and appeal. The bonding company was notified of the original verdict being upheld and proceeded accordingly with their duties and rights under the bond agreement, which included seizure of the certificate of deposit pledged against the bond.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES (continued)

         In July 1999, Complete Wellness Weight Management, Inc., a wholly owned subsidiary, filed for Chapter 7 bankruptcy protection. An initial hearing of the creditors was held and one creditor appeared to be heard on September 29, 1999. There is one suit pending in New York State related to a landlord claim under the bankruptcy, which we are defending.

         The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 in rent and fees due under a sub-lease plus attorney's fees. The Company has settled the claim by way of a consent judgment. The full amount of the settlement has been previously accrued in the Company's financial statements, however, the Company is in default of the payment agreement as of June 30, 2000 and subsequently.

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

         On October 9, 2000, Deborah Green, an attorney who was retained by Complete Wellness Center, Inc. to perform work and services as the Company's attorney filed suit in Orlando, Orange County, Florida seeking $107,698.75 plus interest, attorney's fees and costs allegedly due her for legal services performed between August of 1996 and May of 1997. The Company attempted to resolve Ms. Green's claim early in 2000 by way of an issuance of authorized but previously unissued shares of common stock of the Company with a contingency that the stock would be registered by September 30, 2000 or the Company would repurchase the shares. The Company was unable to register the stock by September 30, 2000 and is not in the position to repurchase the shares. The full amount of this claim has been previously accrued in the Company's financial statements.

         On November 12, 1999, C. Thomas McMillen, our former Chairman and Chief Executive Officer filed suit in Superior Court for the District of Columbia seeking damages resulting from the termination of his employment agreement with us. Mr. McMillen alleges that we breached our employment contract with him and that we breached a covenant of good faith and fair dealing, which the suit alleges was implied in the agreement. He seeks salary, vacation, bonus pool, stock options, office space, secretarial support, cellular phone and benefits including health insurance from the date of termination, February 18, 1999, through August 31, 2000. He seeks judgment in the amount of $500,000 plus pre-judgment interest, the costs of his suit, attorney's fees and any further relief that the court deems just and proper. In addition to defending this action, we filed a counterclaim seeking judgment for damages and costs. On September 26, 2000, Complete Wellness Center, Inc. and Mr. McMillen entered into an agreement whereby Mr. McMillen dismissed his suit against the Company in exchange for the transfer of 266,736 ten-year warrants to purchase 266,736 common shares of Webhealthy, Inc. (formerly Optimum Health Services) owned by the Company.

         From time to time in the course of Complete Wellness Centers carrying out its business, we encounter threatened litigation, none of which is presently considered to be material.

         As of September 30, 2000, the Company's common stock and warrants were listed on the NASDAQ SmallCap Market and the Company must meet certain requirements in order to maintain this listing. The requirements for continued listing include satisfying one of the following conditions: (a) net tangible assets of at least $2,000,000 (b) market capitalization of at least $35,000,000 or (c) net income of at least $500,000 in the most recent fiscal year or in two of the last three fiscal years. The Company does not meet any of the criteria as of December 31, 1999 or as of September 30, 2000. On October 27, 2000 the Company was notified by The NASDAQ that its shares had been delisted on the Small Cap Market effective with the opening of business Monday, October 30, 2000. The Company had sought additional time to effect its plan to regain compliance with the NASDAQ's listing requirements. The NASDAQ Review Panel was unwilling to grant the Company additional time to remedy the $1.00 minimum bid price deficiency based on the fact that it was tied to the consummation of the proposed merger with Cyfit. The Panel also believed that the Company's plan to regain compliance with the $2,000,000 net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES (continued)

tangible assets requirement by means of consummating the proposed merger with Cyfit is not yet definitive in nature and will require significant time to implement. The NASDAQ letter stated that the review panel is of the opinion that the previously announced proposed merger with Cyfit will result in a change of control, a change in financial structure, and possibly a change in business, thereby requiring the post-merger entity to immediately satisfy the initial inclusion requirements upon consummation of the merger. An exemption has been granted to permit a broker-dealer to publish in, or submit for publication in, a quotation medium, quotations for the Company's securities. The Company's securities can be found under the symbols CMWL.OB and CMWLW.OB on the OTC Bulletin Board.

Year 2000 Issue

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and government agencies may need to be updated to comply with the year 2000 requirements or risk system failure or miscalculations causing disruptions to business activities. All of the Company's internal operating systems were compliant as of December 31, 1999; however, Year 2000 problems may not surface until after January 1, 2000. Management estimates that the costs associated with any additional activities will not have a material effect on the Company's operations.

Net Operating Loss Carryforward

     The Company files a consolidated federal tax return with its wholly owned subsidiaries. At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $8,713,000, which expire between 2010 and 2012. Utilization of net operating loss carryforwards may be significantly limited, based on changes in the Company's ownership. The use of substantially all of the combined net operating loss carryforwards of CWC, LLC will be limited to offset future taxable income of each separate subsidiary in proportion to their share of the tax losses generated to date. In addition, these carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes resulting from the Company's Senior and Junior Convertible Preferred Stock financing and other equity offerings.

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


PART II        OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company and its affiliates are involved in the following material legal proceedings:

         As of November 15, 2000, we or our affiliates currently have nine legal proceedings in various stages of litigation. Two of these actions involve suits brought by former employees seeking recovery of monies allegedly owed for wages and fringe benefits. Two of these actions involve suits brought by a former employee of an Integrated Medical Centers seeking recovery of monies allegedly owed for wages and a vendor of an Integrated Medical Center seeking monies allegedly owed for goods or services. We believe that two of these disputes are not material.

         A plaintiff penetrated the corporate boundary between the Integrated Medical Center and the Company, Complete Wellness Centers, Inc. The Court awarded $147,292 for wages and damages with a subsequent award for related legal fees of $37,712 were rendered against us. We appealed the decisions and obtained a bond in the amount of $222,005 for satisfaction of the judgments, which was backed by an irrevocable letter of credit for $111,002, against which we pledged a certificate of

PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS (continued)

deposit of $111,002. The full amount of the judgment had been previously accrued for. In July 2000, the Company was informed it had lost the appeal and would be required to pay the judgment. On July 17, 2000, a petition was filed by the plaintiff seeking an award of an additional $62,200 in attorney's fees and $7,031 in costs for work surrounding the garnishments and appeal. On October 4, 2000, the Court awarded $43,331.00 in attorney's fees and costs for work surrounding the garnishments and appeal. The bonding company was notified of the original verdict being upheld and proceeded accordingly with their duties and rights under the bond agreement, which included seizure of the certificate of deposit pledged against the bond.

         The Company was named in a lawsuit filed in Orange County, Florida on July 24, 2000 by Michael T. Brigante, former Chief Financial Officer of the Company, for alleged failure to pay $37,503 pursuant to a separation agreement between Mr. Brigante and the Company dated November 30, 1999. The full amount of the claim has been previously accrued in the Company's financial statements.

         In July 1999, Complete Wellness Weight Management, Inc., a wholly owned subsidiary, filed for Chapter 7 bankruptcy protection. An initial hearing of the creditors was held and one creditor appeared to be heard on September 29, 1999. There is one suit pending in New York State related to a landlord claim under the bankruptcy, which we are defending.

         The Company was named in a lawsuit filed in Washington, D.C. on December 15, 1999 by Crestar Bank, a landlord, for alleged failure to pay $108,981 in rent and fees due under a sub-lease plus attorney's fees. The Company has settled the claim by way of a consent judgment. The full amount of the settlement has been previously accrued in the Company's financial statements, however, the Company is in default of the payment agreement as of June 30, 2000 and subsequently.

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

         On October 9, 2000, Deborah Green, an attorney who was retained by Complete Wellness Center, Inc. to perform work and services as the Company's attorney filed suit in Orlando, Orange County, Florida seeking $107,698.75 plus interest, attorney's fees and costs allegedly due her for legal services performed between August of 1996 and May of 1997. The Company attempted to resolve Ms. Green's claim early in 2000 by way of an issuance of authorized but previously unmissed shares of common stock of the Company with a contingency that the stock would be registered by September 30, 2000 or the Company would repurchase the shares. The Company was unable to register the stock by September 30, 2000 and is not in the position to repurchase the shares. The full amount of this claim has been previously accrued in the Company's financial statements.

         On November 12, 1999, C. Thomas McMillen, our former Chairman and Chief Executive Officer filed suit in Superior Court for the District of Columbia seeking damages resulting from the termination of his employment agreement with us. Mr. McMillen alleges that we breached our employment contract with him and that we breached a covenant of good faith and fair dealing, which the suit alleges was implied in the agreement. He seeks salary, vacation, bonus pool, stock options, office space, secretarial support, cellular phone and benefits including health insurance from the date of termination, February 18, 1999, through August 31, 2000. He seeks judgment in the amount of $500,000 plus pre-judgment interest, the costs of his suit, attorney's fees and any further relief that the court deems just and proper. In addition to defending this action, we filed a counterclaim seeking judgment for damages and costs. On September 26, 2000, Complete Wellness Center, Inc. and Mr. McMillen entered into an agreement whereby Mr. McMillen dismissed his suit against the Company in exchange for the transfer of 266,736 ten-year warrants to purchase 266,736 common shares of Webhealthy, Inc. (formerly Optimum Health Services) owned by the Company.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER INFORMATION
            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)   Exhibits filed: None
            (b)   Reports on Form 8-K
                  Form 8-K as filed on July 7, 2000
                  Form 8-K as filed on October 10, 2000



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Complete Wellness Centers, Inc.



Date: November 20, 2000    By  /s/ E. Eugene Sharer
                           ----------------------------------
                           E. Eugene Sharer
                           Interim Chief Financial Officer